Form 10-K
period 2003-12-31
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2004-03-30
CIK 1260946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the period from inception through December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission File No. 333-108592

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

(Exact name of registrant as specified in its charter)

Delaware	20-0271216
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 North Clinton Street, Chicago, Illinois	60661
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 726-1221

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Contingent Value Rights Certificates

Name of Exchange on Which Registered

None

Listed on the OTC Bulletin Board under the symbol “IRICR.OB”

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

At March 8, 2004, there were 32,112,593 rights certificates, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

•      Registration Statement on Form S-4, as filed with the Securities and Exchange Commission (“SEC”) on October 30, 2003.

•      Supplement to the Preliminary Prospectus, as filed with the SEC on October 21, 2003.

•      Post-Effective Amendment No. 1 to Prospectus, as filed with the SEC on November 3, 2003.

PART I

ITEM 1.  Business

The information required by this item is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.

ITEM 2.   Properties

The address of the principal executive office of the Registrant is c/o Information Resources, Inc., 150 North Clinton Street, Chicago, Illinois 60661 and the telephone number of such office is (312) 726-1221. The Registrant does not lease or own any office space.

ITEM 3.  Legal Proceedings

The Registrant is not a party to any legal proceedings.  For a discussion of the litigation in which the Registrant has an interest, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - The Litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The rights certificates are listed on the OTC Bulletin Board under the symbol “IRICR.OB”.

The high and low closing sales prices for the rights certificates were as follows:

Quarters	High	Low

2003
4th quarter	$1.85	$1.54

The last sales price on February 27, 2004 was $2.81 per certificate.  As of February 27, 2004, there were 251 record holders of the rights certificates, of which 109 represent holdings by institutional brokers on behalf of their clients.  No dividends were declared or paid on the rights certificates in 2003, nor does the trust have any intention of declaring dividends in the future.  For a description of the rights certificates, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Rights Certificates and Rights Thereunder.

ITEM 6.   Selected Financial Data

The information required by this item is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary Financial Information.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As of 1996, Information Resources, Inc. (“Information Resources”) has been involved in antitrust litigation (the “antitrust litigation" or the “litigation”) against The Dun & Bradstreet Corp., A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. (See “—The Litigation” below).  In December 2003, all of the outstanding shares of Information Resources common stock were acquired by Gingko Acquisition Corp. pursuant to a tender offer and subsequent merger of Gingko Acquisition Corp. with and into Information Resources.  In connection with this acquisition, the Information Resources, Inc. Litigation Contingent Payment Rights Trust (the “trust”) was created primarily to distribute any proceeds from the litigation received by the trust to holders of rights certificates.  As part of the merger consideration paid by Gingko Acquisition Corp., certain shareholders of common stock of Information Resources received contingent value rights certificates (“rights certificates”), which represent undivided beneficial interests in the assets of the trust.  The rights certificates entitle the holders to a pro rata portion of any proceeds received by Information Resources in the litigation.  Set forth below are descriptions of: (i) the trust; (ii) the rights certificates and the rights thereunder; (iii) payments made to the trust; (iv) expenses and escrow fund; (v) material federal income tax consequences; (vi) the litigation and the management thereof; and (vii) a summary of financial information.  Also below is a discussion of certain risk factors that may affect the trust and the rights of holders of the rights certificates.

Description of the Trust

The trust is a statutory trust created under Delaware law pursuant to an initial declaration of trust and the filing of a certificate of trust with the Delaware Secretary of State on August 27, 2003.  The trust was created in connection with the tender offer by Gingko Acquisition Corp., a wholly-owned subsidiary of IRI Holdings, Inc. (formerly known as Gingko Corporation), to purchase all outstanding shares of Information Resources common stock (and associated preferred share purchase rights) for $3.30 net per share in cash, plus one rights certificate per share, and the subsequent second-step merger of Gingko Acquisition Corp. with and into Information Resources pursuant to the Agreement and Plan of Merger dated as of September 7, 2003, as amended, by and among Information Resources, Gingko Corporation and Gingko Acquisition Corp.   The second-step merger was completed on December 12, 2003.  The Registration Statement on Form S-4 with respect to the rights certificates referred to in this document was filed by the trust with, and declared effective by, the SEC on October 30, 2003 (SEC File Number 333-108592) (the “Prospectus”).

The assets of the trust consist primarily of the right to receive a portion of any proceeds received by Information Resources in any judgment or settlement in the litigation brought by Information Resources against The Dun & Bradstreet Corp., A.C. Nielsen Company and IMS International, Inc. in the United States District Court for the Southern District of New York, entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (as described below under “The Litigation”).

The trust has no business operations.  The trust was formed for the sole purpose of:

• issuing the rights certificates;

• holding and enforcing the contingent value rights agreement described below;

• making payments to holders of rights certificates in respect of proceeds, if any, of the antitrust litigation;

• incurring debt or issuing additional rights certificates, when permitted; and

• taking actions that are reasonably necessary and incidental to the foregoing.

Description of Rights Certificates and Rights Thereunder

An amended and restated declaration of trust, dated as of October 31, 2003 (the “declaration of trust”), governs the administration of the trust.  Because of the nature of the trust pursuant to the declaration of trust, there are no employees, no board of directors, and no board audit committee.  The two litigation trustees (the “litigation trustees”) appointed pursuant to the declaration of trust, together with the institutional trustee, Wachovia Bank, N.A., perform certain trust functions under the terms of the declaration of trust.  The litigation trustees are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Eileen A. Kamerick, former member of the Board of Directors of Information Resources.  The litigation trustees are not entitled to any compensation for serving as litigation trustees but the litigation trustees also serve as rights agents and receive compensation in such capacity (see “—Compensation and Expenses of the Rights Agents” below). The litigation trustees are responsible for establishing and maintaining disclosure controls and procedures and internal controls.  Under the terms of the contingent value rights agreement, however, the antitrust litigation is to be directed by a body of five rights agents (the “rights agents”) rather than by the litigation trustees (see “ Management of the Litigation” below).

The declaration of trust also governs the terms and conditions of the rights certificates.  The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust.  Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below.  As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 31,751,598 rights certificates authorized and issuable.  At December 31, 2003, 29,082,358 rights certificates had been issued and were outstanding as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED
Information Resources common stockholders	27,399,892

Information Resources stock option and restricted stockholders	1,682,466

Total Rights Certificates Issued	29,082,358

At December 31, 2003, 3,036,035 rights certificates had not been issued relating to the fact that the trust had not yet received complete documentation from all stock or stock option holders and further relating to the fact that certain holders of shares of Information Resources stock had notified Information Resources that they intended to exercise their appraisal rights with respect to a total of 2,500 shares of Information Resources stock.

The rights certificates are freely transferable by the holders of the rights certificates under the Securities Act of 1933 (the “Securities Act”) and under the terms of the declaration of trust, except for the following restrictions:

• holders of rights certificates who may be deemed to be “affiliates” of the trust for purposes of Rule 145 under the Securities Act as of the date of receipt may not sell their rights certificates, except pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act;

• none of IRI Holdings, Inc., its successors, or any of their respective subsidiaries or affiliates may, as a result of that transfer, individually or collectively obtain beneficial ownership (as defined by Rule 13d-3 under the Exchange Act of 1934) of 15% or more of the rights certificates then outstanding; and

• no transfer of a rights certificate may be made to any defendant adverse to Information Resources in the antitrust litigation or to any affiliate, associate or agent of that defendant.

An amended contingent value rights agreement, dated as of October 31, 2003 (the “contingent value rights agreement”) governs the terms of management of the antitrust litigation and the obligations of IRI Holdings, Inc. to make cash payments to the trust in respect of proceeds received in the antitrust litigation.  Pursuant to the terms of the contingent value rights agreement, the trust will be entitled to be paid by IRI Holdings, Inc. an amount equal to 68% of any proceeds received by Information Resources in respect of the antitrust litigation (whether by settlement, judgment or otherwise), to the extent such proceeds are equal to or less than $200 million, and 75% of any such proceeds in excess of $200 million, in each case subject to adjustments described for certain items, including for taxes that Information Resources will be required to pay on the recovery (assumed to be at a rate of 34%) and any contingency-based fees payable to outside counsel in connection with the antitrust litigation.  The remaining 32% of any such proceeds, to the extent such proceeds are equal to or less than $200 million, and 25% of any such proceeds in excess of $200 million (again, in each case, subject to certain adjustments described in the Prospectus) will be retained and remain the property of Information Resources and its then-current owners.

Payments Made To the Trust

APPROVAL PROCESS FOR PAYMENTS MADE TO THE TRUST.  Under the terms of the contingent value rights agreement, as promptly as practicable, but in no event later than 30 days after each receipt by Information Resources or its subsidiaries or any of their affiliates of any litigation proceeds (other than litigation proceeds received as a result of a settlement decision) or after a determination that no litigation proceeds will be received, IRI Holdings, Inc. will deliver to the rights agents a certificate (a “litigation proceeds certificate”) which will include, among other things:

• the amount of any cash proceeds and a detailed description of any non-cash proceeds received;

• the fair market value of any non-cash proceeds received, the methodology used, and calculations made, to determine that fair market value;

• an itemized list of the claims expenses (as defined below) incurred to date;

• an itemized list of expenses incurred by Information Resources (directly or by reimbursement) to permit the trust to comply with securities laws or the rules of the OTC Bulletin Board (as described below under “—Expenses of the Trust”) or in connection with the registration of the rights certificates under the Securities Act; and

• the calculation of the amount to be paid to the trust with respect to the litigation proceeds received (the “rights certificate payment amount”).

Within 30 days of delivery of a litigation proceeds certificate, each CVR Rights Agent (as defined in “Management of the Litigation” below) will give written notice to IRI Holdings, Inc. and each of the other rights agents specifying whether he or she agrees with or objects to the litigation proceeds certificate and the rights certificate payment amount.  If each CVR Rights Agent agrees, the rights certificate payment amount will be as set forth in the litigation proceeds certificate. If either CVR Rights Agent objects, the contingent value rights agreement provides that such CVR Rights Agent will promptly deliver to IRI Holdings, Inc. and to each other rights agent a certificate specifying each objection. If the other CVR Rights Agent does not agree with the first CVR Rights Agent’s objections, then the rights certificate payment amount will be the amount set forth in the litigation proceeds certificate. If, within ten days of the delivery of one CVR Rights Agent’s objections, the other CVR Rights Agent agrees, in whole or in part, with the objections, the contingent value rights agreement states that IRI Holdings, Inc. and the rights agents will submit the disputed matters to a mutually agreed upon independent public accounting firm of national standing that has expertise in the valuation of assets and properties.  If that accounting firm determines that those disputed matters were correct as reflected in the litigation proceeds certificate, the rights certificate payment amount will be the amount set forth in the litigation proceeds certificate. If, however, the accounting firm determines that any of the disputed matters were incorrect in any respect (whether or not material) as reflected in the litigation proceeds certificate, the independent accounting firm’s resulting calculation of the rights certificate payment amount will be binding on all parties to the contingent value rights agreement.

If the rights certificate payment amount set forth in the accounting firm’s determination is greater than that determined by IRI Holdings, Inc., the rights certificate payment amount will be increased by the interest on that difference calculated from the date 45 days after delivery of the litigation proceeds certificate at an interest rate equal to the average rate actually earned on the rights certificate payment amount determined by IRI Holdings, Inc. and invested in specified short-term instruments. All costs and expenses billed by the accounting firm in connection with the performance of its duties described in this prospectus will be paid by IRI Holdings, Inc.; provided, however, that if IRI Holdings, Inc.’s determination of the rights certificate payment amount is:

• greater than or equal to 95% of the rights certificate payment amount determined by the accounting firm, then 100% of the costs and expenses billed by the accounting firm will be deducted from the rights certificate payment amount;

• greater than or equal to 85% of the rights certificate payment amount determined by the accounting firm, but less than 95% of the rights certificate payment amount determined by the accounting firm, then 50% of such costs and expenses will be deducted from the rights certificate payment amount; or

• less than 85% of the rights certificate payment amount determined by the independent accounting firm, then IRI Holdings, Inc. will not be reimbursed for any portion of the independent accounting firm costs and expenses.

In connection with the approval of any settlement decision, a majority of the rights agents (not including the Independent Rights Agent) (as defined in “Management of the Litigation” below) will determine the matters to be set forth in a litigation proceeds certificate, including the fair market value of any non-cash proceeds to be received in connection with that settlement decision. As promptly as practicable, but in no event later than 30 days after the settlement, the rights agents will deliver to IRI Holdings, Inc. a litigation proceeds certificate, which will be binding on IRI Holdings, Inc. and the trust, absent mathematical errors.

If any rights certificate payment amount is determined to be payable in accordance with a litigation proceeds certificate, IRI Holdings, Inc. will pay that amount to the trust within two business days after such determination is final. Except in limited cases specified in the contingent value rights agreement, no interest shall accrue on any amounts payable by IRI Holdings, Inc. to the trust.

PAYMENT CALCULATION.  Subject to the required adjustment for the last rights certificate payment date as required by the contingent value rights agreement, the calculation of the rights certificate payment amount (as described below) for any date on which the rights certificate payment amount is made (a “rights certificate payment date”) after the first rights certificate payment date, will be made on a cumulative basis to reflect:

• the receipt of all gross litigation proceeds (as defined below);

• the prior payment of any rights certificate payment amounts;

• assumed tax liabilities (computed by multiplying the amount at issue by an assumed tax rate of 34%) with respect to those litigation proceeds from the date of the contingent value rights agreement to the date of determination of each such subsequent rights certificate payment amount; and

• any payment of fees for services provided by outside counsel in connection with prosecuting the antitrust litigation that are contingent on the success of the litigation (“contingency-based fees”) from the date of the agreement to the date of determination of each such subsequent rights certificate payment amount.

However, in no event will the trust or the certificate holders be required to refund to IRI Holdings, Inc. or any of its affiliates any portion of any rights certificate payment amount previously paid to the trust.

The trust is entitled to receive the rights certificate payment amount, which is calculated using the following methodology:

• First, by calculating the “base preliminary rights certificate payment amount,” which equals (x) the “base rights certificate percentage” (generally 68%, and adjusted as described below) times the lesser of $200 million or the amount of gross litigation proceeds (as defined below) actually received by Information Resources and its subsidiaries or their affiliates through the date of the litigation proceeds certificate applicable to such rights certificate payment date minus (y) the base rights certificate percentage times the assumed tax liability with respect the lesser of $200 million or all gross litigation proceeds actually received through the date of the litigation proceeds certificate applicable to that rights certificate payment date minus (z) (I) the base rights certificate percentage times (II) one minus the assumed tax rate times (III) the amount of contingency-based fees that are calculated on the basis of the portion of gross litigation proceeds that are less than or equal to $200 million. However, the base preliminary rights certificate payment amount for the last rights certificate payment date will be increased by the amount by which the claims expenses (as defined below) are less than $10 million, and will be further adjusted in respect of credit support costs as described below under “—Funding of Claims Expenses.”

• Second, by calculating the “excess preliminary rights certificate payment amount”, which equals (x) the product of the “excess rights certificate percentage” (generally 75%, and adjusted as described below) times the amount by which the gross litigation proceeds actually received by Information Resources and its subsidiaries or their affiliates through the date of the litigation proceeds certificate applicable to such rights certificate payment date exceeds $200 million, minus (y) the excess rights certificate percentage times the assumed tax liability with respect to the gross litigation proceeds in excess of $200 million actually received through the date of the litigation proceeds certificate, minus (z) (I) the excess rights certificate percentage times (II) one minus the assumed tax rate times (III) the amount of contingency-based fees that are calculated on the basis of the gross litigation proceeds that are in excess of $200 million.

• Third, by calculating the “rights certificate payment amount,” which equals the sum of (x) the base preliminary rights certificate payment amount plus (y) the excess preliminary rights certificate payment amount; provided that the rights certificate payment amount will be adjusted as described in the next paragraph.

The rights certificate payment amount for any rights certificate payment date will be reduced by the product of (A) one minus the assumed tax rate times (B) the sum of the following expenses (collectively, the “deductible expenses”):

• the aggregate amount of expenses as of the rights certificate payment date (and not previously included in the computation of a rights certificate payment amount) that Information Resources has incurred (directly or by reimbursement) to permit the trust to comply with securities laws or the rules of the OTC Bulletin Board (as described below under “—Expenses of the Trust”) or in connection with the registration of the rights certificates under the Securities Act; plus

• the aggregate amount of expenses as of the rights certificate payment date (and not previously included in the computation of a rights certificate payment amount) incurred pursuant to Information Resources’ obligation to obtain liability insurance for the benefit of the rights agents and to cover the trust’s indemnification obligations, or in order to obtain and maintain directors’ and officers’ insurance for IRI Holdings, Inc., Information Resources and their subsidiaries, but in each case only the aggregate amount in excess of the aggregate amount that would have been paid if the rights certificates were non-transferable contractual rights rather than publicly traded, registered securities (which amounts shall be determined by decision of a majority of the rights agents or, if there are fewer than five rights agents, by unanimous approval of the rights agents).

If the amount by which the rights certificate payment amount is to be so reduced exceeds the rights certificate payment amount otherwise payable on the relevant rights certificate payment date, then no payment will be made to the trust for that rights certificate payment date and the amount of the excess reduction will be carried over to reduce future rights certificate payment amounts (but not below zero) until the entire reduction amount has been applied.

If any Information Resources stockholders exercise their appraisal rights under Delaware law with respect to the merger, each of the base rights certificate percentage and the excess rights certificate percentage will be reduced by multiplying such figure by one minus the percentage of shares of Information Resources common stock for which appraisal rights were properly exercised.

For purposes of the foregoing, the term “gross litigation proceeds” means the sum of (x) any and all cash proceeds recovered or received by Information Resources, its subsidiaries or their affiliates as a result of the litigation (including compensation, damages, penalties and other payments), plus (y) the fair market value of any and all non-cash proceeds recovered or received by Information Resources, its subsidiaries or their affiliates as a result of the litigation (including agreements, commitments, undertakings and other benefits and protections). The term “litigation proceeds” means gross litigation proceeds less any contingency-based fees. Any non-cash proceeds that provide Information Resources, its subsidiaries and their affiliates with no substantial benefits or protections other than those to which they are entitled under applicable law are deemed to have a fair market value of zero under the agreement.

PAYMENT PROCEDURES TO HOLDERS OF RIGHTS CERTIFICATES.  The trust will make payments from time to time to the holders of rights certificates upon the receipt of rights certificate payment amounts from IRI Holdings, Inc. pursuant to the contingent value rights agreement.  The payment dates will be determined by the litigation trustees of the trust and, with respect to any receipt of rights certificate payment amounts, will be no more than 60 days following the receipt of those amounts.  On each payment date, the institutional trustee of the trust will transfer the aggregate rights certificate payment amount to the payment agent designated pursuant to the declaration of trust, and the payment agent will promptly make payments to the holders.

Expenses; Escrow Fund

FUNDING OF CLAIMS EXPENSES.  Claims expenses (as defined below) are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph.  (See Part II, Item 6 – Selected Financial Data.)  As used herein, the term “claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws.  Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses.  As of December 31, 2003, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

ESCROW FUND.  Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation.

As of March 24, 2004, Information Resources has been reimbursed out of the escrow fund in the amount of $1,008,984 for certain claims expenses it has paid.  Information Resources has paid an additional amount of $649,074 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent.  Information Resources has also received invoices for claims expenses in the amount of $3,205,509 that remain unpaid as of March 24, 2004, portions of which are being disputed.

On February 27, 2004, Information Resources filed its expert report prepared by Professor Franklin Fisher as detailed below.  The filing of the expert report is a significant step in the litigation, and, while anticipated, represents a significant expense for the escrow fund.   Further, the federal court’s ruling on April 28, 2003, allowing Information Resources to assert its claim for injuries in the United States as a result of defendants’ foreign conduct, expanded the scope of the litigation.  (See “The Litigation” below.)  On January 15, 2004, the court vacated the discovery cut off date of January 30, 2004 and the trial date of September 20, 2004 in order to permit defendants additional time for discovery.  Accordingly, the anticipated length of the antitrust litigation as well as the scope of discovery has expanded.  These changes have recently resulted in higher legal fees and costs for the litigation than originally anticipated.  While a portion of these fees and costs are subject to dispute, as of the date hereof, the rights agents do not believe that the escrow fund will be sufficient to fund the prosecution of the antitrust litigation as expanded and to pay related expenses under the fee arrangements currently in effect with outside counsel.  As a result, the rights agents are considering various options, including the possibility of entering into additional or modified contingency fee arrangements with one or more of the law firms representing Information Resources in the antitrust litigation, engaging additional counsel on a contingency fee basis, terminating the engagement of one or more of the law firms currently representing Information Resources, or combinations of the foregoing.  While the rights agents believe satisfactory arrangements with current counsel or new counsel can be reached, no assurances can be given that such arrangements will be reached and that the trust will have adequate funds to prosecute the litigation.  The lack of adequate funds could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.  (See “Risk Factors—As a result of the recent developments in the litigation, the trust is evaluating various options to help ensure that it has adequate funds to prosecute the antitrust litigation.”) The rights agents may also consider raising additional funds by causing the trust to incur indebtedness or issue additional rights certificates.  (See “—Process for Raising Additional Funds” below.)

PROCESS FOR RAISING ADDITIONAL FUNDS.  While the rights agents are not currently considering raising additional funds, the declaration of trust will permit the litigation trustees of the trust, upon the instruction of the CVR Rights Agents, to raise funds to pay expenses of the antitrust litigation in excess of $10 million by either causing the trust to incur indebtedness that represents debt of the trust (and not an ownership interest) for United States federal income tax purposes or causing the trust to issue additional rights certificates.  Any such indebtedness will likely represent a prior claim on the assets of the trust, including any rights certificate payment amounts received pursuant to the contingent value rights agreement, and may reduce the aggregate amounts available for distribution to rights certificate holders.  Any issuance of additional rights certificates will have a dilutive effect on rights certificate holders, reducing the percentage of the total rights certificate payment amount that holders receive with respect to each rights certificate.  As of the date hereof, the litigation trustees have taken no actions to raise additional funds.  There can be no assurance that the trust will be able to raise additional funds or, if the trust is able to raise those funds, that the terms of that financing will be reasonable. If the trust is unsuccessful in raising additional funds, and if the failure to prosecute the antitrust litigation results in the dismissal of Information Resources’ claims, there will be a possibility of no payment on the rights certificates.

CONTINGENCY FEE ARRANGEMENTS.  Information Resources currently has a partial contingency fee arrangement with one of the law firms representing it in the antitrust litigation. Under that arrangement, Information Resources has agreed that, if it settles the case after the trial commences or obtains a verdict in its favor, Information Resources will pay that firm an amount equal to the greater of (i) 5% of the value of what Information Resources recovers from the defendants as a result of a judgment rendered against or a settlement with them, or (ii) the difference between the actual fees paid by Information Resources to that firm in connection with the litigation and the fees that Information Resources would have incurred had it continued paying that firm for services rendered for the period January 1, 2002 through the trial of the litigation at that firm’s standard rates. If the litigation is settled and dismissed before the beginning of a trial on its merits, Information Resources will instead pay that firm $2.5 million as a contingency fee. Separate from the contingency fee arrangement, Information Resources has also agreed to reimburse that law firm for all discounts received by Information Resources on legal fees incurred in connection with the litigation and related matters through (i) the period ending December 31, 2001 if Information Resources settles or obtains a verdict in its favor after the trial commences, or (ii) the date of settlement if a settlement occurs before the trial commences. In addition, Information Resources has agreed to consider providing a success fee to one of the other law firms representing it in the litigation, a law firm which is not currently entitled to contingency fees, in an amount determined by Information Resources if Information Resources determines, in its sole discretion, that a success fee is warranted.

As discussed above, as a result of recent developments in the antitrust litigation, the rights agents are actively considering various options, including the possibility of entering into additional or modified contingency fee arrangements with one or more of the law firms representing Information Resources in the antitrust litigation, engaging additional counsel on a contingency fee basis, terminating the engagement of one or more of the law firms currently representing Information Resources, or combinations of the foregoing.  While no assurances can be given that any such arrangement will be reached, based on the current facts available to them, the rights agents believe this type of arrangement is the most likely method of resolving the potential liquidity issues facing the trust.  Any additional or increased contingency fee arrangement will likely reduce the percentage of the total rights certificate payment amount that holders are entitled to receive with respect to each rights certificate; however, additional or increased contingency fee arrangements may also increase the likelihood of Information Resources obtaining a higher overall recovery in the litigation, thereby increasing the aggregate amount available for distribution to rights certificate holders.  (See “Risk Factors—The trust is actively considering additional or increased contingency fee arrangements with counsel, which will likely reduce the percentage of the total rights certificate payment amount that rights certificate holders are entitled to receive with respect to each rights certificate”).

EXPENSES OF THE TRUST.  Pursuant to the contingent value rights agreement, Information Resources will generally be responsible for the expenses of the trust, subject to Information Resources’ prior approval of those expenses.  Information Resources will also be responsible for all expenses relating to the indemnification obligations of the trust described in the Prospectus or compliance with securities laws and the rules of the OTC Bulletin Board.  Information Resources will not be responsible for the expenses of the trust relating to indebtedness for borrowed money and as discussed above will be reimbursed for “claims expenses." Any expenses not imposed on Information Resources as described above will be general obligations of the trust, payable out of the trust’s assets (including out of any rights certificate payment amounts received pursuant to the contingent value rights agreement). Information Resources will be entitled to deduct from the amounts payable to the trust under the contingent value rights agreement those expenses of the trust described as deductible expenses in “—Payment Calculation” above.

Risk Factors

The antitrust litigation is controlled by rights agents whose interests may not be aligned with those of the rights certificate holders.

The contingent value rights agreement provides that a body of five individuals acting as rights agents direct and supervise the antitrust litigation. Two rights agents were appointed by the Board of Directors of Information Resources that was in place immediately prior to the merger to represent the interests of the rights certificate holders, two were appointed by IRI Holdings, Inc., and those four individuals selected a fifth, independent rights agent.  In making any decision or determination with respect to the antitrust litigation, the rights agents are required to maximize the present value to IRI Holdings, Inc. and the trust of any potential future litigation proceeds.  A decision to settle the litigation requires the approval of a majority of the CVR Rights Agents and the Parent Rights Agents, therefore, either of the CVR Rights Agents, voting together, or the Parent Rights Agents, voting together, will have an effective veto over any decision to settle the antitrust litigation.

The interests of IRI Holdings, Inc. in any settlement of the antitrust litigation will not necessarily be aligned with the interests of the rights certificate holders. For example, IRI Holdings, Inc. may prefer a settlement that includes, in addition to cash payments, agreements by the defendants to refrain from future unlawful anti-competitive conduct over an alternative settlement that includes no such agreements, even if the alternative settlement offers higher cash payments. On the other hand, the rights certificate holders, who would not derive the same benefit as IRI Holdings, Inc. from agreements by the defendants to refrain from future unlawful anti-competitive conduct, presumably would prefer the alternative settlement offering higher cash payments, which would result in correspondingly higher payments on the rights certificates.  As stated above, however, each of the CVR Rights Agents, voting together, and the Parent Rights Agents, voting together, have the right to veto any settlement, and that veto would be final and binding on the other rights agents, the trust and the rights certificate holders.

As a result of the recent developments in the litigation, the trust is evaluating various options to help ensure that it has adequate funds to prosecute the antitrust litigation.

On December 12, 2003, IRI Holdings, Inc. contributed $10 million to an escrow account to fund the prosecution of the antitrust litigation and to pay related expenses.  As a result of recent developments in the litigation, the anticipated length of the litigation and scope of discovery has increased.  See “—The Litigation.”  Accordingly, Information Resources and the trust have recently incurred and anticipate incurring higher legal fees and costs than originally expected.  As a result, the rights agents are actively considering various options, including the possibility of entering into additional or modified contingency fee arrangements with one or more of the law firms representing Information Resources in the antitrust litigation, engaging additional counsel on a contingency fee basis, terminating the engagement of one or more of the law firms currently representing Information Resources, or combinations of the foregoing.

While the rights agents believe satisfactory arrangements with current counsel or new counsel can be reached, no assurances can be given that such arrangements will be reached and that the trust will have adequate funds to prosecute the litigation.  This could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

The rights agents may also consider raising additional funds by causing the trust to incur indebtedness or issue additional rights certificates.  (See “Risk Factors—While the rights agents are not currently considering raising additional funds, the value of the rights certificates may be reduced if the trust incurs debt or diluted if the trust issues additional rights certificates.”)

The trust is actively considering additional or increased contingency fee arrangements with counsel, which will likely reduce the percentage of the total rights certificate payment amount that rights certificate holders are entitled to receive with respect to each rights certificate.

As a result of the recent increase in the length of the litigation and the scope of discovery and the litigation itself and the related increase in legal fees and costs, the rights agents are actively considering entering into additional contingency fee arrangements or increased contingency fee arrangements with its counsel in the antitrust litigation. Any such arrangement will likely reduce the percentage of the total rights certificate payment amount that rights certificate holders are entitled to receive with respect to each rights certificate.  However, additional or increased contingency fee arrangements may also increase the likelihood of Information Resources obtaining a higher overall recovery in the litigation, thereby increasing the aggregate amount available for distribution to rights certificate holders.

While the rights agents are not currently considering raising additional funds, the value of the rights certificates may be reduced if the trust incurs debt or diluted if the trust issues additional rights certificates.

The declaration of trust authorizes the operating trustees of the trust to raise funds for the payment of trust expenses or, upon the instruction of the CVR Rights Agents, to fund expenses of the antitrust litigation in excess of $10 million, by either causing the trust to incur indebtedness that represents debt of the trust (and not an ownership interest) for United States federal income tax purposes or causing the trust to issue additional rights certificates.  Any such indebtedness will likely represent a prior claim on the assets of the trust, including any rights certificate payment amounts received pursuant to the contingent value rights agreement, and may reduce the aggregate amounts available for distribution to rights certificate holders.  Any issuance of additional rights certificates will have a dilutive effect on rights certificate holders, reducing the percentage of the total rights certificate payment amount that holders receive with respect to each rights certificate.  As of the date hereof, the litigation trustees have taken no actions to raise additional funds.

Material Federal Income Tax Consequences

For Federal income tax purposes, the trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity.  Accordingly, each holder of a rights certificate will be treated for federal income tax purposes as the owner of a pro rata share of the trust’s assets and will be treated as receiving any amounts received by the trust when those amounts are received by the trust (and as making payments to third parties when the trust pays such amounts).  It is expected that the trust will file Form 1041, U.S. Income Tax Return for Estates and Trusts, and provide the grantors with an information statement reporting their portion of the trust’s income/loss.

The Litigation

The following description of the antitrust litigation has been obtained from publicly available documents filed with the Securities and Exchange Commission by Information Resources. It does not purport to be a full or complete description of the legal or factual issues presented, the court opinions rendered or the relevant law.

GENERAL.  On July 27, 1996, Information Resources filed an antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Company and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et al. No. 96 CIV. 5716. In the lawsuit, Information Resources alleges that the defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, and the common law by engaging in a series of unlawful practices through which Information Resources claims that defendants attempted to regain monopoly power in the U.S. market for retail tracking services and exclude competition from 30 markets outside the U.S., where Nielsen dominated. Through the antitrust litigation, Information Resources seeks to enjoin those practices and to recover damages in excess of $650 million, before trebling. Information Resources demanded a trial by jury, and the case has been assigned to the Honorable Louis L. Stanton.

It is Information Resources’ position that it continues to suffer damages to this day as a result of the defendants’ allegedly unlawful practices, which it believes were aimed at undermining competition by financially crippling Information Resources.

DEFENDANTS’ PRACTICES.  Information Resources asserts that, for over 60 years, Nielsen had dominated the markets for retail tracking services, both within and outside the U.S., through its manual, audit-based services. In 1986, Information Resources introduced its retail tracking service known as “InfoScan,” the world’s first national retail tracking service based on scanner data. Information Resources alleges that, due to the success of the InfoScan service, by 1992 Information Resources had gained a significant share of the U.S. market. At the same time, Information Resources began to undertake efforts to expand and export its services to new geographic markets in Western Europe and Canada, where, Information Resources asserts, Nielsen continued to exercise monopoly power.

Information Resources claims that, faced with a threat to Nielsen’s foreign monopolies and the loss of market share in the U.S., defendants developed and implemented a plan to undermine Information Resources’ ability to compete both within the U.S. and abroad. To accomplish this objective, Information Resources alleges that the defendants in the antitrust litigation engaged in the following coordinated anticompetitive practices, among others:

• unlawfully tying/bundling services in markets in which defendants had monopoly power with services in markets in which Nielsen competed with Information Resources;

• entering into exclusionary contracts with retailers in several countries in order to deny Information Resources’ access to the sales data necessary to provide retail tracking services or to artificially raise the cost of that data;

• predatory pricing;

• acquiring foreign market competitors with the intent of impeding Information Resources’ efforts at geographic expansion;

• tortiously interfering with Information Resources’ contracts and relationships with clients, joint venture partners and other market research companies;

• disparaging Information Resources to financial analysts and clients; and

• denying Information Resources access to the capital markets necessary for it to compete.

THE GOVERNMENT INVESTIGATIONS.  When the defendants in the antitrust litigation refused to end these practices, Information Resources alerted antitrust regulatory authorities in Canada, the United States and Europe. First, Information Resources complained to the Canadian Director of Investigation and Research concerning exclusive data contracts with retailers and long-term contracts with manufacturers that Nielsen had executed in Canada. Information Resources claimed that those contracts prevented Information Resources’ entry into the Canadian market. The Canadian Director of Investigation and Research conducted an investigation and thereafter filed an application on April 5, 1994, against Nielsen’s practices before the Canadian Competition Tribunal. On August 30, 1995, the Canadian Competition Tribunal issued an order concluding that Nielsen, the sole supplier of retail tracking services in Canada, had unlawfully excluded Information Resources from the market. The Canadian Competition Tribunal ordered that Nielsen could not enforce any of the provisions of its contracts with retailers or manufacturers that the tribunal has concluded were anticompetitive.

Information Resources also complained to the United States Department of Justice-Antitrust Division in July 1994 and to the European Commission-Directorate General IV in September 1994, concerning the defendants’ bundling practices with multinational manufacturers and allegedly exclusionary data contracts with retailers in Europe. The Department of Justice and the European Commission entered into a cooperation agreement, with the European Commission ultimately taking primary responsibility for the investigation.

On May 7, 1996, following an 18-month investigation, the European Commission initiated formal proceedings against Nielsen, the dominant provider of retail tracking services in Europe, and adopted a statement of objections. The European Commission found that Nielsen had engaged in abusive practices to exclude Information Resources from European markets for retail tracking services. On November 28, 1996, Nielsen entered into a formal undertaking with the European Commission in which it agreed to abandon all of the abusive practices found by the Commission. Because Nielsen entered into the undertaking, the Department of Justice closed its investigation.

U.S. LEGAL PROCEEDINGS.  On July 27, 1996, Information Resources filed its complaint, which asserts the following claims: Sherman Act Section 1 Violation-Per Se Tying (Count I); Sherman Act Section 1 Violation-Unreasonable Restraints of Trade (Count II); Sherman Act Section 2 Violation-Monopolization of the Export Markets (Count III); Sherman Act Section 2 Violation-Attempt to Monopolize the Export Markets (Count IV); Sherman Act Section 2 Violation-Attempt to Monopolize the United States Market (Count V); Sherman Act Section 2 Violation-Monopoly Leveraging (Count VI); Tortious Interference with Contract (Count VII); Tortious Interference with Prospective Business Relationship (Count VIII).

During the course of the proceedings, the court has made the following non-discovery related rulings, among others:

• On May 6, 1997, the court denied defendants’ motion to dismiss the complaint, with the exception of Information Resources’ claim for attempted monopolization of the U.S. market. With leave from the court, Information Resources filed an amended complaint on July 7, 1997, re-pleading this claim. On December 1, 1997, the court denied defendants’ motion to dismiss Information Resources’ amended claim for attempted monopolization of the U.S. market.

• On December 7, 1998, the court issued a ruling that barred defendants from denying certain findings and conclusions of the Canadian Competition Tribunal. The court also ruled that the European Commission’s Statement of Objections set forth factual findings resulting from an investigation made pursuant to authority granted by law and, as a result, would be received in evidence pursuant to Federal Rule of Evidence 803(8)(C).

• On July 12, 2000, the court granted defendants’ motion for partial summary judgment and dismissed Information Resources’ claims of injury suffered from defendants’ activities in foreign markets where Information Resources operates through subsidiaries or companies owned by joint ventures, or relationships with local companies, for lack of standing.

• On February 6, 2001, the court denied Information Resources’ motion to substitute its subsidiaries as plaintiffs for those claims dismissed by the court’s order of July 12, 2000, on the ground that the court lacked subject matter jurisdiction over the subsidiaries’ claims. The court also clarified that its order of July 12, 2000, prohibited Information Resources from suing to recover damages for any weakening of its competitive position in the United States because of reduced revenue from its foreign subsidiaries. The court also clarified that its order of July 12, 2000, did not dismiss Information Resources’ claims in markets that Information Resources was prepared to or attempted to enter, but from which it claimed it was excluded. Information Resources alleged that it was completely excluded and never operated a service either directly or through a subsidiary in 22 of the 30 foreign markets identified by Information Resources in its Amended Complaint.

• On April 28, 2003, the court ruled that Information Resources had standing to assert its claims for injury in the U.S. as a result of defendants’ foreign conduct that allegedly drained Information Resources of U.S. resources necessary to compete in the domestic market, as set forth in Information Resources’ letters to the court dated November 15 and December 19, 2002.

The court also denied defendants’ motion for summary judgment seeking to dismiss Information Resources’ claims of injury in the 22 foreign markets not covered by its previous orders of July 12, 2000, and February 6, 2001.

• On May 21, 2003, the court entered an order setting a trial date of September 20, 2004.

• On January 15, 2004, the court, pursuant to defendants’ request, vacated the discovery cutoff and trial date to allow defendants additional time for discovery on Information Resources’ claims of injury permitted by the court’s April 28, 2003 order with respect to defendants’ foreign conduct that allegedly drained Information Resources of U.S. resources necessary to compete in the domestic market.  Discovery on this issue is ongoing.

• On February 27, 2004, Information Resources filed its expert report prepared by Professor Franklin Fisher, who, among other things, opined both on defendants’ liability and Information Resources’ damages.  In general, Professor Fisher concluded that defendants engaged in a series of anticompetitive practices, both in the U.S. and abroad, aimed at monopolizing the U.S. market and excluding Information Resources from non-U.S. markets.  Professor Fisher opined that a dangerous probability existed when defendants undertook these practices that they would have monopolized the U.S. market had government authorities not intervened.

• On February 27, 2004, Information Resources also notified the court that, in order to expedite the prosecution of the antitrust litigation, it had elected not to pursue as separate claims for damages any of the following:   1) per se tying claim (Count I); 2) monopolization and attempted monopolization of certain export markets, specifically Australia, Austria, Belgium, Brazil, Denmark, Finland, Indonesia, Ireland, Hong Kong, Korea, Luxembourg, Malaysia, New Zealand, Norway, Philippines, Portugal, Singapore, Taiwan, Thailand and Switzerland (Counts III and IV); 3) monopoly leveraging (Count VI); or 4) tortious interference with contract and prospective business relationship (Counts VII and VIII).   While Information Resources is not prosecuting these as separate claims for damages, Information Resources believes that each remains relevant, as an evidentiary matter, to Information Resources’ remaining claims.

• On April 2, 2004, the court is scheduled to hold a conference to discuss, among other things, the setting of a new discovery cutoff and trial date.

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling.  As set forth above, on February 27, 2004, Information Resources filed the expert report of Professor Fisher.  In that report, Professor Fisher opined that Information Resources has suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market, as a result of defendants’ practices that Professor Fisher has concluded are anticompetitive and through which Professor Fisher concludes defendants sought to monopolize the U.S. market.  He has also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico, as a result of practices that Professor Fisher has concluded were anticompetitive and excluded Information Resources from these markets.

None of the trust, Gingko Corporation, Information Resources, or any of their respective affiliates, make any representations as to the amount of any potential recovery from the antitrust litigation or when, if ever, any recovery may be obtained.

COUNSEL TO INFORMATION RESOURCES.  Information Resources is currently represented in the antitrust litigation by the following law firms: Freeborn & Peters; Boies, Schiller & Flexner LLP; and Fried, Frank, Harris, Schriver & Jacobson.

Management of the Litigation

GENERAL.  Under the terms of the contingent value rights agreement, the antitrust litigation is to be directed on behalf of Information Resources and the rights certificates holders by a body of five rights agents: two CVR Rights Agents, two Parent Rights Agents and one Independent Rights Agent. Under the contingent value rights agreement, the CVR Rights Agents are responsible for overseeing the day-to-day workings of the antitrust litigation. However, the approval of a majority of the rights agents is required for certain strategic decisions relating to the antitrust litigation. Further, a majority of the rights agents (other than the Independent Rights Agent) must approve any settlement of the litigation.   The CVR Rights Agents have been named by the Board of Directors of Information Resources that was in place prior to the effective date of the merger.  The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Eileen A. Kamerick, former member of the Board of Directors of Information Resources.  Ms. Kamerick has tendered her resignation, both as a CVR Rights Agent and a litigation trustee, effective as of March 31, 2004, due to her recent acceptance of new employment.  Joseph P. Durrett, as the remaining CVR Rights Agent, has appointed Monica M. Weed, former General Counsel of Information Resources, to serve as CVR Rights Agent and litigation trustee effective April 1, 2004.  The Parent Rights Agents are named by IRI Holdings, Inc.  IRI Holdings, Inc. originally named William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Bryan Taylor, former member of the Board of Directors of IRI Holdings, Inc.  Bryan Taylor resigned as a Parent Rights Agent, effective February 17, 2004 when he resigned from IRI Holdings, Inc.  William Chisholm, as the remaining Parent Rights Agent, has not yet selected a replacement for Mr. Taylor as the second Parent Rights Agent.  On January 14, 2004, the CVR Rights Agents and the Parent Rights Agents unanimously selected Travis Rhodes, investment analyst at Abrams Capital LLC, as the Independent Rights Agent.  Mr. Rhodes was formerly employed by Fidelity Investments as a high-yield and distressed bond analyst. As of March 26, 2004, Mr. Durrett was the beneficial owner of 323,536 rights certificates, Ms. Kamerick was the beneficial owner of 4,891 rights certificates, Ms. Weed was the beneficial holder of 47,736 rights certificates and Abrams Capital LLC was the beneficial owner of 3,023,700 rights certificates.  None of IRI Holdings, Inc., Mr. Chisholm or Mr. Rhodes was a beneficial owner of rights certificates as of March 26, 2004, although Mr. Rhodes maintains a personal investment in the Abrams Capital funds that own rights certificates.

On March 6, 2004, the rights agents engaged Monica M. Weed, former General Counsel of Information Resources, to assist them in the day-to-day management of the antitrust litigation and to perform such other duties as the rights agents shall delegate to Ms. Weed from time to time.  Ms. Weed has in-depth and specific knowledge of the facts underlying the litigation and, as General Counsel of Information Resources, was responsible for managing the day-to-day matters in the antitrust litigation from 1998 through the effective date of the contingent value rights agreement, when the CVR Rights Agents took over day-to-day management responsibility for the antitrust litigation.  Ms. Weed is compensated at the rate of $350 per hour, plus reimbursement of her reasonable out-of-pocket expenses.  As of April 1, 2004, when Ms. Weed begins to receive compensation for serving as a CVR Rights Agent (see “—Compensation and Expenses of Rights Agents” below), she will provide services to the rights agents at no additional charge for the first $5,000 of services rendered each month.

COMPENSATION AND EXPENSES OF RIGHTS AGENTS.  Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent).   These payments are payable as claims expenses (see  “—Funding of Claims Expenses”).  Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by IRI Holdings, Inc. as claims expenses.  The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents.  As of December 31, 2003, the total amount of $10,000 was incurred as compensation payments to the CVR Rights Agents for the month of December 2003.  Mr. Rhodes has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

LIABILITY AND INDEMNIFICATION OF RIGHTS AGENTS.  The rights agents will not be liable for any acts or omissions except to the extent that the rights agents have engaged in willful misconduct or bad faith. The rights agents will be indemnified and held harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, reasonable expenses and reasonable disbursements of any kind or nature whatsoever (including for their own ordinary or gross negligence) that may be imposed on, asserted against or incurred by them under the contingent value rights agreement. The rights agents will not have the right to be indemnified under the contingent value rights agreement for their own willful misconduct or bad faith.

REMOVAL AND APPOINTMENT OF RIGHTS AGENTS.  The rights agents may resign at any time by giving written notice of resignation to IRI Holdings, Inc., the trust and the other rights agents.  Any Parent Rights Agent may be removed by IRI Holdings, Inc. at any time and all of the rights agents (other than the Independent Rights Agent) may remove the Independent Rights Agent at any time.  A CVR Rights Agent may not be removed by any party.  If a Parent Rights Agent resigns, is removed or becomes incapable of acting, IRI Holdings, Inc. will promptly appoint a qualified successor Parent Rights Agent, which may be an officer of IRI Holdings, Inc.  If a CVR Rights Agent resigns, is removed, or becomes incapable of acting, the remaining CVR Rights Agent will promptly appoint a qualified successor who is a rights certificate holder.  If the Independent Rights Agent resigns, is removed or becomes incapable of acting, his or her successor will be appointed by the unanimous agreement of the remaining rights agents. Additional mechanisms are in place if a successor CVR Rights Agent is not chosen as set forth above.

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the period ended December 31, 2003, as well as the amount available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of December 31, 2003	(601,124)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of December 31, 2003	(10,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc for services rendered / expenses incurred as of December 31, 2003*	(2,638,788)
Total Claims Expenses	(3,249,912)
Funds Available for Future Claims Expenses	$6,795,636

* Some of the claim amounts are currently being disputed.

Forward Looking Information

Statements and financial discussion and analysis by the litigation trustees contained throughout this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve a number of risks and uncertainties.  Certain of these risks are discussed in the section of this Annual Report entitled “Risk Factors.”  For further information regarding these risks and uncertainties, please see the section of the Prospectus entitled “Risk Factors.”

Certificateholder Inquiries

Certificateholder inquiries, including requests for the following:  (i) change of address; (ii) replacement of lost stock certificates; (iii) certificate name registration changes; (iv) Annual Reports on Form 10-K; and (v) information regarding rights certificates, should be directed to:

Wachovia Bank

Corporate Trust Services

One Rodney Square, Suite 102

920 King Street

Wilmington, Delaware 19801

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Litigation Trustees

Information Resources, Inc. Litigation Contingent Payment Rights Trust

We have audited the accompanying balance sheet of Information Resources, Inc. Litigation Contingent Payment Rights Trust (“the Trust”) as of December 31, 2003 and the related statement of operations, changes in certificateholders’ equity and cash flows for the period from inception through December 31, 2003. These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Resources, Inc Litigation Contingent Payment Rights Trust at December 31, 2003 and the results of its operations and its cash flows for the period from inception through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Chicago, Illinois

March 19, 2004

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEET

December 31, 2003

ASSETS

TOTAL ASSETS	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 29,082,358 authorized, issued and outstanding	—
Contributed Capital	13,000
Accumulated Deficit	(13,000)
Total Certificateholders’ Equity	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—

The accompanying notes to financial statements are

an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF OPERATIONS

For the period from inception through December 31, 2003

REVENUE	$—

EXPENSES
Rights Agents fees	(10,000)
Bank escrow fees	(3,000)

Total expenses	(13,000)

Net loss	$(13,000)

The accompanying notes to financial statements are

an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CHANGES IN CERTIFICATEHOLDERS’ EQUITY

For the period from inception through December 31, 2003

	Certificates	Contributed Capital	Accumulated Deficit	Total Certificateholders’ Equity

Balance at Inception	$—	$—	$—	$—

Contributed Capital		13,000		13,000
Net loss for the period from inception through December 31, 2003	—	—	(13,000)	(13,000)

Balance at December 31, 2003	$—	$13,000	$(13,000)	$—

The accompanying notes to financial statements are

an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CASH FLOWS

For the Period from Inception through December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,000)

Net cash used by operating activities	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from Information Resources, Inc.	13,000

Net cash provided by financing activities	13,000

Net change in cash and cash equivalents	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

The accompanying notes to financial statements are

an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

1.    SUMMARY OF ACCOUNTING POLICIES

Principles of Presentation

The Information Resources, Inc. Litigation Contingent Payment Rights Trust (the “trust”) is a statutory trust created under Delaware law pursuant to an initial declaration of trust and the filing of a certificate of trust with the Delaware Secretary of State on August 27, 2003.  The trust was created in connection with the tender offer by Gingko Acquisition Corporation, a wholly-owned subsidiary of IRI Holdings, Inc. (formerly known as Gingko Corporation), to purchase all outstanding shares of Information Resources, Inc. common stock (and associated preferred share purchase rights) for $3.30 net per share in cash, plus one contingent value rights certificate (“Rights Certificate”) per share, and the subsequent second-step merger of Gingko Acquisition Corp. with and into Information Resources pursuant to the Agreement and Plan of Merger dated as of September 7, 2003, as amended, by and among Information Resources, IRI Holdings, Inc. and Gingko Acquisition Corp.  The second-step merger was completed on December 12, 2003.

The trust has no business operations.  The assets of the trust consist primarily of the right to receive a portion of any proceeds received by Information Resources in any judgment or settlement in the litigation (the “antitrust litigation”) brought by Information Resources against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. in the United States District Court for the Southern District of New York, entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (as described below under “The Litigation”).

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from estimates.

Income Taxes

For Federal income tax purposes, the CVR Trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity.  Accordingly, each holder of a rights certificate will be treated for federal income tax purposes as the owner of a pro rata share of the CVR Trust’s assets and will be treated as receiving any amounts received by the CVR Trust when those amounts are received by the CVR Trust (and as making payments to third parties when the CVR Trust pays such amounts).  It is expected that the CVR Trust will file Form 1041, U.S. Income Tax Return for Estates and Trusts, and provide the grantors with an information statement reporting their portion of the CVR Trust’s income/loss.

2.   THE LITIGATION

The following description of the antitrust litigation has been obtained from publicly available documents filed with the Securities and Exchange Commission by Information Resources. It does not purport to be a full or complete description of the legal or factual issues presented, the court opinions rendered or the relevant law.

GENERAL.  On July 27, 1996, Information Resources filed an antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Company and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et al. No. 96 CIV. 5716. In the lawsuit, Information Resources alleged that the defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, and the common law by engaging in a series of unlawful practices through which Information Resources claimed that defendants attempted to regain monopoly power in the U.S. market for retail tracking services and exclude competition from 30 markets outside the U.S., where Nielsen dominated. Through the antitrust litigation, Information Resources sought to enjoin those practices and to recover damages in excess of $650 million, before trebling. Information Resources demanded a trial by jury, and the case has been assigned to the Honorable Louis L. Stanton.   It is Information Resources’ position that it continues to suffer damages to this day as a result of the defendants’ allegedly unlawful practices which it believes were aimed at undermining competition by financially crippling Information Resources.

RECENT EVENTS.  On January 15, 2004, the court, pursuant to defendants’ request, vacated the discovery cutoff and trial date to allow defendants additional time for discovery on Information Resources’ claims of injury, permitted by the court’s April 28, 2003 order, with respect to defendants’ foreign conduct that allegedly drained Information Resources of U.S. resources necessary to compete in the domestic market.  Discovery on this issue is ongoing.  On February 27, 2004, Information Resources filed its expert report prepared by Professor Franklin Fisher, who, among other things, opined both on defendants’ liability and Information Resources’ damages.  In general, Professor Fisher concluded that defendants engaged in a series of anticompetitive practices, both in the U.S. and abroad, aimed at monopolizing the U.S. market and excluding Information Resources from non-U.S. markets.  Professor Fisher opined that a dangerous probability existed when defendants undertook these practices that they would have monopolized the U.S. market had government authorities not intervened.  On February 27, 2004, Information Resources also notified the court that, in order to expedite the prosecution of the antitrust litigation, it had elected not to pursue as separate claims for damages any of the following:   1) per se tying claim (Count I); 2) monopolization and attempted monopolization of certain export markets, specifically Australia, Austria, Belgium, Brazil, Denmark, Finland, Indonesia, Ireland, Hong Kong, Korea, Luxembourg, Malaysia, New Zealand, Norway, Philippines, Portugal, Singapore, Taiwan, Thailand and Switzerland (Counts III and IV); 3) monopoly leveraging (Count VI); or 4) tortious interference with contract and prospective business relationship (Counts VII and VIII).  On April 2, 2004, the court is scheduled to hold a conference to discuss, among other things, the setting of a new discovery cutoff and trial date.

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling.  As set forth above, on February 27, 2004, Information Resources filed the expert report of Professor Fisher.  In that report, Professor Fisher opined that Information Resources has suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market, as a result of defendants’ practices that Professor Fisher has concluded are anticompetitive and through which Professor Fisher concludes defendants sought to monopolize the U.S. market.  He has also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico, as a result of practices that Professor Fisher has concluded were anticompetitive and excluded Information Resources from these markets.

3.   CLAIMS EXPENSES / ESCROW ACCOUNT

Claims expenses are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph.  “Claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws.  Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses.  As of December 31, 2003, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses.  The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation.

As of the date hereof, the rights agents do not believe that the escrow fund will be sufficient to fund the prosecution of the antitrust litigation as expanded and to pay related expenses under the fee arrangements currently in effect with outside counsel.  As a result, the rights agents are considering various options, including the possibility of entering into additional or modified contingency fee arrangements with one or more of the law firms representing Information Resources in the antitrust litigation, engaging additional counsel on a contingency fee basis, terminating the engagement of one or more of the law firms currently representing Information Resources, or combinations of the foregoing.  While the rights agents believe satisfactory arrangements with current counsel or new counsel can be reached, no assurances can be given that such arrangements will be reached and that the trust will have adequate funds to prosecute the litigation.  The lack of adequate funds could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

While the rights agents are not currently considering raising additional funds, the declaration of trust will permit the litigation trustees of the trust, upon the instruction of the CVR Rights Agents, to raise funds to pay expenses of the antitrust litigation in excess of $10 million by either causing the trust to incur indebtedness that represents debt of the trust (and not an ownership interest) for United States federal income tax purposes or causing the trust to issue additional rights certificates.  Any such indebtedness will likely represent a prior claim on the assets of the trust, including any rights certificate payment amounts received pursuant to the contingent value rights agreement, and may reduce the aggregate amounts available for distribution to rights certificate holders.  Any issuance of additional rights certificates will have a dilutive effect on rights certificate holders, reducing the percentage of the total rights certificate payment amount that holders receive with respect to each rights certificate.  As of the date hereof, the litigation trustees have taken no actions to raise additional funds.  There can be no assurance that the trust will be able to raise additional funds or, if the trust is able to raise those funds, that the terms of that financing will be reasonable. If the trust is unsuccessful in raising additional funds, and if the failure to prosecute the antitrust litigation results in the dismissal of Information Resources’ claims, there will be a possibility of no payment on the rights certificates.

Pursuant to the contingent value rights agreement, Information Resources will generally be responsible for the expenses of the trust, subject to Information Resources’ prior approval of those expenses.  Information Resources will also be responsible for all expenses relating to the indemnification obligations of the trust described in the Prospectus or compliance with securities laws and the rules of the OTC Bulletin Board.  Information Resources will not be responsible for the expenses of the trust relating to indebtedness for borrowed money and as discussed above will be reimbursed for “claims expenses.” Any expenses not imposed on Information Resources as described above will be general obligations of the trust, payable out of the trust’s assets (including out of any rights certificate payment amounts received pursuant to the contingent value rights agreement). Information Resources will be entitled to deduct from the amounts payable to the trust under the contingent value rights agreement certain expenses of the trust described in the contingent value rights agreement.

4.   COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent).  These payments are payable as claims expenses.  Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by IRI Holdings, Inc. as claims expenses.  The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents.  As of December 31, 2003, the total amount of $10,000 was incurred as compensation payments to the CVR Rights Agents for the month of December 2003.  Mr. Rhodes has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

5.   PAYMENTS TO CERTIFICATEHOLDERS

Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of antitrust litigation proceeds under the terms of the contingent value rights agreement. Pursuant to the terms of the contingent value rights agreement, the trust will be entitled to be paid by IRI Holdings, Inc. an amount equal to 68% of any proceeds received by Information Resources in respect of the antitrust litigation (whether by settlement, judgment or otherwise), to the extent such proceeds are equal to or less than $200 million, and 75% of any such proceeds in excess of $200 million, in each case subject to adjustments described in the Prospectus for certain items, including for taxes that Information Resources will be required to pay on the recovery (assumed to be at a rate of 34%) and any contingency-based fees payable to outside counsel in connection with the antitrust litigation. The remaining 32% of any such proceeds, to the extent such proceeds are equal to or less than $200 million, and 25% of any such proceeds in excess of $200 million (again, in each case, subject to certain adjustments described in the Prospectus) will be retained and remain the property of Information Resources and its then-current owners.

The trust will make payments from time to time to the holders of rights certificates upon the receipt of rights certificate payment amounts from IRI Holdings, Inc. pursuant to the contingent value rights agreement.  The payment dates will be determined by the litigation trustees of the trust and, with respect to any receipt of rights certificate payment amounts, will be no more than 60 days following the receipt of those amounts.  On each payment date, the institutional trustee of the trust will transfer the aggregate rights certificate payment amount to the payment agent designated pursuant to the declaration of trust, and the payment agent will promptly make payments to the holders.

ITEM 9. Disagreements on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

The rights agents have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of December 31, 2003.  There have been no changes in the registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to that date.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

(a)   Litigation Trustees

Information concerning the litigation trustees is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Description of Rights Certificates and Rights Thereunder.

(b)   Family Relationships

There is no family relationship between the litigation trustees.

(c)   Litigation Proceedings

The litigation trustees are not involved in any legal proceedings.

(d)   Compliance with Section 16(a) of the Exchange Act

The trust is currently only subject to period reporting obligations arising under Section 15(d) of the Exchange Act and is therefore not subject to the requirements of Section 16 of the Exchange Act.

(e)   Audit Committee

The trust does not have an audit committee. The functions of an audit committee are served by the litigation trustees. There is no audit committee financial expert and, because the only assets of the trust are the potential proceeds of the litigation, the trust does not believe such an expert is required.

(f)  Code of Ethics

The trust intends to adopt a code of ethics. It is presently considering the provisions that should be included in such code in light of the unique nature of the trust.

ITEM 11. Executive Compensation

Litigation trustees are not entitled to compensation for their services as litigation trustees.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2003, litigation trustees Joseph P. Durrett and Eileen A. Kamerick beneficially own 323,536 and 4,891 rights certificates, respectively.

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14. Principal Accounting Fees and Services.

None.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as a part of this Report:

1. Financial Statements

The consolidated financial statements of the registrant are included in Part II, Item 8 of this Report.

2. Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or in the notes to the financial statements.

(b) Reports on 8-K

Current Report on Form 8-K, filed with the SEC on November 12, 2003
Current Report on Form 8-K, filed with the SEC on January 21, 2004

(c) Exhibits

10.1	Amended and Restated Declaration of Trust (1)
10.2	Contingent Value Rights Agreement (2)
10.3	Amendment No. 1 to Contingent Value Rights Agreement (3)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Eileen A. Kamerick
32.1	Certification of Annual Report by Litigation Trustee Joseph P. Durrett
32.2	Certification of Annual Report by Litigation Trustee Eileen A. Kamerick

(1)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(2)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(3)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 21, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2004

INFORMATION RESOURCES, INC. CONTINGENT RIGHTS PAYMENT TRUST

By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

Signature	Title

/s/ JOSEPH P. DURRETT	Litigation Trustee
Joseph P. Durrett

/s/ EILEEN A. KAMERICK	Litigation Trustee
Eileen A. Kamerick

INDEX TO EXHIBITS

10.1	Amended and Restated Declaration of Trust (1)
10.2	Contingent Value Rights Agreement (2)
10.3	Amendment No. 1 to Contingent Value Rights Agreement (3)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Eileen A. Kamerick
32.1	Certification of Annual Report by Litigation Trustee Joseph P. Durrett
32.2	Certification of Annual Report by Litigation Trustee Eileen A. Kamerick

(1)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(2)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(3)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 21, 2004