Form 10-Q
period 2004-03-31
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2004-05-24
CIK 1260946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 333-108592

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

At April 30, 2004, there were 32,122,018 rights certificates, no par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	March 31, 2004	December 31, 2003
(Unaudited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,118,496 and 29,082,358 were issued and outstanding, respectively	—	—
Contributed Capital	115,753	13,000
Accumulated Deficit	(115,753)	(13,000)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF OPERATIONS

(UNAUDITED)

Three Months Ended March 31, 2004

REVENUE	$—

EXPENSES
Rights Agents fees	(30,000)
Legal fees	(57,753)
Audit fees	(15,000)
Bank escrow fees	—

Total expenses	(102,753)

Net loss	$(102,753)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CASH FLOWS
(UNAUDITED)

Three Months Ended March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(102,753)

Net cash used by operating activities	(102,753)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from Information Resources, Inc.	102,753

Net cash provided by financing activities	102,753

Net change in cash and cash equivalents	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.    SUMMARY OF ACCOUNTING POLICIES

Principles of Presentation

The Information Resources, Inc. Litigation Contingent Payment Rights Trust (the “trust”) is a statutory trust created under Delaware law pursuant to an initial declaration of trust and the filing of a certificate of trust with the Delaware Secretary of State on August 27, 2003.  The trust was created in connection with the tender offer by Gingko Acquisition Corporation, a wholly-owned subsidiary of IRI Holdings, Inc. (formerly known as Gingko Corporation), to purchase all outstanding shares of Information Resources, Inc. (“Information Resources”) common stock (and associated preferred share purchase rights) for $3.30 net per share in cash, plus one contingent value rights certificate (“Rights Certificate”) per share, and the subsequent second-step merger of Gingko Acquisition Corp. with and into Information Resources pursuant to the Agreement and Plan of Merger dated as of September 7, 2003, as amended, by and among Information Resources, IRI Holdings, Inc. and Gingko Acquisition Corp.  The second-step merger was completed on December 12, 2003.

The trust has no business operations.  The assets of the trust consist primarily of the right to receive a portion of any proceeds received by Information Resources in any judgment or settlement in the litigation (the “antitrust litigation” or the “litigation”) brought by Information Resources against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. in the United States District Court for the Southern District of New York, entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et al. No. 96 CIV. 5716 (as described below under “The Litigation”).

Interim Financial Statements

The interim financial statements are unaudited, but include all adjustments necessary (consisting of normal recurring adjustments), in the opinion of the litigation trustees, for a fair statement of financial position and results of operations for the period presented.  The preparation of interim financial statements necessarily relies on estimates, requiring the use of caution in estimating results for the full year based on interim results of operations.

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

RECENT EVENTS.  On January 15, 2004, the court, pursuant to defendants’ request, vacated the discovery cut off and trial date to allow defendants additional time for discovery on Information Resources’ claims of injury, permitted by the court’s April 28, 2003 order, with respect to defendants’ foreign conduct that allegedly drained Information Resources of U.S. resources necessary to compete in the domestic market.  Discovery on this issue is ongoing.  On February 27, 2004, Information Resources filed its expert report prepared by Professor Franklin Fisher, who, among other things, opined both on defendants’ liability and Information Resources’ damages.  In general, Professor Fisher concluded that defendants engaged in a series of anticompetitive practices, both in the U.S. and abroad, aimed at monopolizing the U.S. market and excluding Information Resources from non-U.S. markets.  Professor Fisher opined that a dangerous probability existed when defendants undertook these practices that they would have monopolized the U.S. market had government authorities not intervened.  On February 27, 2004, Information Resources also notified the court that, in order to expedite the prosecution of

the antitrust litigation, it had elected not to pursue as separate claims for damages any of the following:   1) per se tying claim (Count I); 2) monopolization and attempted monopolization of certain export markets, specifically Australia, Austria, Belgium, Brazil, Denmark, Finland, Indonesia, Ireland, Hong Kong, Korea, Luxembourg, Malaysia, New Zealand, Norway, Philippines, Portugal, Singapore, Taiwan, Thailand and Switzerland (Counts III and IV); 3) monopoly leveraging (Count VI); or 4) tortious interference with contract and prospective business relationship (Counts VII and VIII).  On April 7, 2004, the court issued a Scheduling Order setting a trial date of April 18, 2005 and a discovery cut off date of October 31, 2004.

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

3.   CLAIMS EXPENSES / ESCROW ACCOUNT

Claims expenses are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph.  “Claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, generally (i) including any amounts paid to or on behalf of the rights agents (the persons responsible for directing the antitrust litigation for the benefit of Information Resources and the rights certificate holders) but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws.  Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses.  As of March 31, 2004, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses.  The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation.  As of March 31, 2004, the escrow account balance was $9,043,331.

On April 28, 2003, the court in the antitrust litigation ruled that Information Resources could assert its claim for injuries in the United States as a result of defendants’ foreign conduct.  On January 15, 2004, the court vacated the discovery cut off date of January 30, 2004 and the trial date of September 20, 2004 in order to permit defendants additional time for discovery.  Accordingly, the anticipated length of the antitrust litigation as well as the scope of discovery was expanded, resulting in higher legal fees and costs for the litigation than originally anticipated and leading the rights agents to believe that the escrow fund would not be sufficient to fund the prosecution of the antitrust litigation under the then-existing fee arrangements with outside counsel.  As a result, the rights agents have engaged in an extensive review of various options, including entering into additional or modified contingency fee arrangements with one or more of the law firms representing Information Resources in the antitrust litigation, engaging additional counsel on a contingency fee basis, terminating the engagement of one or more of the law firms currently representing Information Resources, or combinations of the foregoing.  As of May 14, 2004, after a period of negotiations, the rights agents, on behalf of Information Resources, engaged the law firm of Hagens Berman LLP to serve as lead trial counsel in the antitrust litigation.  Hagens Berman LLP replaces the law firm of Boies, Schiller & Flexner LLP, with whom the rights agents were unable to reach agreement on terms for continued representation that the rights agents believed were in the best interest of Information Resources and the rights certificate holders.  Specifically, among other terms, the parties were unable to reach a mutually satisfactory agreement on certain economic terms regarding the budget, as well as terms regarding the role of David Boies at trial.

Information Resources has engaged Hagens Berman LLP to represent it in the antitrust litigation on a full contingency fee basis.

Based on this agreement with Hagens Berman, as well as agreements now in place with other professionals involved in the antitrust litigation, representations made by these professionals, and facts known to the rights agents today, the rights agents now believe that the trust will have adequate funds to prosecute the litigation, including any appellate activity and retrial if necessary.  However, given the unpredictable nature of litigation generally, there can be no assurances that this will be the case.  If, for any reason, the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

While the rights agents are not currently considering raising additional funds, the declaration of trust will permit the litigation trustees of the trust, upon the instruction of the CVR Rights Agents, to raise funds to pay expenses of the antitrust litigation in excess of $10 million by either causing the trust to incur indebtedness that represents debt of the trust (and not an ownership interest) for United States Federal income tax purposes or causing the trust to issue additional rights certificates.  Any such indebtedness will likely represent a prior claim on the assets of the trust, including any rights certificate payment amounts received pursuant to the contingent value rights agreement, and may reduce the aggregate amounts available for distribution to rights certificate holders.  Any issuance of additional rights certificates will have a dilutive effect on rights certificate holders, reducing the percentage of the total rights certificate payment amount that holders receive with respect to each rights certificate.  As of the date hereof, the litigation trustees have taken no actions to raise additional funds.  There can be no assurance that the trust will be able to raise additional funds should this become necessary or, if the trust is able to raise those funds, that the terms of that financing will be reasonable. If the trust is unsuccessful in raising additional funds, and if the failure to prosecute the antitrust litigation results in the dismissal of Information Resources’ claims, there will be a possibility of no payment on the rights certificates.

Pursuant to the contingent value rights agreement, Information Resources will generally be responsible for the expenses of the trust, subject to Information Resources’ prior approval of those expenses.  Information Resources will also be responsible for all expenses relating to the indemnification obligations of the trust described in the Registration Statement on Form S-4 with respect to the rights certificates, as filed by the trust with, and declared effective by, the SEC on October 30, 2003 (SEC File Number 333-108592) (the “Prospectus”) or compliance with securities laws and the rules of the OTC Bulletin Board.  Information Resources will not be responsible for the expenses of the trust relating to indebtedness for borrowed money and as discussed above will be reimbursed for “claims expenses.” Any expenses not imposed on Information Resources as described above will be general obligations of the trust, payable out of the trust’s assets (including out of any rights certificate payment amounts received pursuant to the contingent value rights agreement). Information Resources will be entitled to deduct from the amounts payable to the trust under the contingent value rights agreement certain expenses of the trust described in the contingent value rights agreement.

4.   COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent).  These payments are payable as claims expenses.  Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by IRI Holdings, Inc. as claims expenses.  The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents.  As of March 31, 2004, the total amount of $30,000 was incurred as compensation payments to the CVR Rights Agents for the first quarter of 2004.  Mr. Travis Rhodes, the Independent Rights Agent, has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As of 1996, Information Resources, Inc. (“Information Resources”) has been involved in antitrust litigation (the “antitrust litigation” or the “litigation”) against The Dun & Bradstreet Corp., A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. (See “The Litigation” below).  In December 2003, all of the outstanding shares of Information Resources common stock were acquired by Gingko Acquisition Corp. pursuant to a tender offer and subsequent merger of Gingko Acquisition Corp. with and into Information Resources.  In connection with this acquisition, the Information Resources, Inc. Litigation Contingent Payment Rights Trust (the “trust”) was created primarily to distribute any proceeds from the litigation received by the trust to holders of rights certificates.  As part of the merger consideration paid by Gingko Acquisition Corp., certain shareholders of common stock of Information Resources received contingent value rights certificates (“rights certificates”), which represent undivided beneficial interests in the assets of the trust.  The rights certificates entitle the holders to a pro rata portion of any proceeds received by Information Resources in the litigation.  Set forth below are descriptions of: (i) the trust; (ii) the rights certificates and the rights thereunder; (iii) payments made to the trust; (iv) engagement of new lead trial counsel; (v) expenses and escrow fund; (vi) material Federal income tax consequences; (vii) the litigation and the management thereof; and (viii) a summary of financial information.  Also below is a discussion of certain risk factors that may affect the trust and the rights of holders of the rights certificates.

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

The assets of the trust consist primarily of the right to receive a portion of any proceeds received by Information Resources in any judgment or settlement in the antitrust litigation (See “The Litigation” below).  The trust has no business operations.  The trust was formed for the sole purpose of:

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

Description of Rights Certificates and Rights Thereunder

An amended and restated declaration of trust, dated as of October 31, 2003 (the “declaration of trust”), governs the administration of the trust.  Because of the nature of the trust pursuant to the declaration of trust, there are no employees, no board of directors, and no board audit committee.  The two litigation trustees (the “litigation trustees”) appointed pursuant to the declaration of trust, together with the institutional trustee, Wachovia Bank, N.A., perform certain trust functions under the terms of the declaration of trust.  The litigation trustees are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources.  The litigation trustees are not entitled to any compensation for serving as litigation trustees, but the litigation trustees also serve as rights agents and receive compensation in such capacity (see “—Compensation and Expenses of the Rights Agents” below). The litigation trustees are responsible for establishing and maintaining disclosure controls and procedures and internal controls. Under the terms of the contingent value rights agreement, however, the antitrust litigation is to be directed by a body of five rights agents (the “rights agents”) rather than by the litigation trustees (see “ Management of the Litigation” below).

The declaration of trust also governs the terms and conditions of the rights certificates.  The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust.  Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below.  As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable.  At March 31, 2004, 32,118,496 rights certificates had been issued and were outstanding as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED
Information Resources common stockholders	30,436,030

Information Resources stock option and restricted stockholders	1,682,466

Total rights certificates Issued	32,118,496

At March 31, 2004, 4,432 rights certificates had not been issued relating to the fact that the trust had not yet received complete documentation from all stock or stock option holders and further relating to the fact that certain holders of shares of Information Resources stock had notified Information Resources that they intended to exercise their appraisal rights with respect to a total of 3,000 shares of Information Resources stock.  The time period for exercising appraisal rights has since expired and the transfer agent for Information Resources intends to contact these holders to determine whether they will tender their shares in exchange for merger consideration consisting of $3.30 net per share in cash, plus one rights certificate per share.

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

If the rights certificate payment amount set forth in the accounting firm’s determination is greater than that determined by IRI Holdings, Inc., the rights certificate payment amount will be increased by the interest on that difference calculated from the date 45 days after delivery of the litigation proceeds certificate at an interest rate equal to the average rate actually earned on the rights certificate payment amount determined by IRI Holdings, Inc. and invested in specified short-term instruments. All costs and expenses billed by the accounting firm in connection with the performance of its duties described in the Prospectus will be paid by IRI Holdings, Inc.; provided, however, that if IRI Holdings, Inc.’s determination of the rights certificate payment amount is:

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

• Second, by calculating the “excess preliminary rights certificate payment amount,” which equals (x) the product of the “excess rights certificate percentage” (generally 75%, and adjusted as described below) times the amount by which the gross litigation proceeds actually received by Information Resources and its subsidiaries or their affiliates through the date of the litigation proceeds certificate applicable to such rights certificate payment date exceeds $200 million, minus (y) the excess rights certificate percentage times the assumed tax liability with respect to the gross litigation proceeds in excess of $200 million actually received through the date of the litigation proceeds certificate, minus (z) (I) the excess rights certificate percentage times (II) one minus the assumed tax rate times (III) the amount of contingency-based fees that are calculated on the basis of the gross litigation proceeds that are in excess of $200 million.

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

Engagement of New Lead Trial Counsel

The federal court’s ruling on April 28, 2003, allowing Information Resources to assert its claim for injuries in the United States as a result of defendants’ foreign conduct, expanded the scope of the litigation.  (See “The Litigation” below.)  On January 15, 2004, the court vacated the discovery cut off date of January 30, 2004 and the trial date of September 20, 2004 in order to permit defendants additional time for discovery.  Accordingly, the anticipated length of the antitrust litigation as well as the scope of discovery was expanded.  These changes resulted in higher legal fees and costs for the litigation than originally anticipated.  Because the rights agents believed that the escrow fund would not be sufficient to fund the prosecution of the antitrust litigation as expanded and to pay related expenses under the fee arrangements currently in effect with outside counsel, the rights agents engaged in an extensive review of various options, including entering into additional or modified contingency fee arrangements with one or more of the law firms representing Information Resources in the antitrust litigation, engaging additional counsel on a contingency fee basis, terminating the engagement of one or more of the law firms currently representing Information Resources, or combinations of the foregoing.

As a result of this review and after a period of negotiations, on May 14, 2004, the trust engaged the Seattle, Washington-based law firm of Hagens Berman LLP to serve as lead trial counsel in the antitrust litigation. Hagens Berman, founded in 1993, is one of the nation’s premier firms handling large-scale antitrust and other complex litigation.  The firm recently acted as co-lead counsel in the largest antitrust settlement in United States history, settling antitrust claims against Visa and MasterCard for approximately $3 billion in cash and injunctive relief valued by the trial judge in excess of $20 billion.

Hagens Berman replaces the law firm of Boies, Schiller & Flexner LLP, with whom the rights agents were unable to reach terms for continued representation that the rights agents believed were in the best interest of Information Resources and the rights certificate holders.   Specifically, among other terms, the parties were unable to reach a mutually satisfactory agreement on certain economic terms regarding the budget, as well as terms regarding the role of David Boies at trial.

Also in May, the rights agents and Boies, Schiller & Flexner reached agreement on the payment of fees and expenses for services rendered by  Boies, Schiller & Flexner in representing Information Resources in the antitrust litigation.  It was agreed that Boies, Schiller & Flexner will be paid $250,000 in early June 2004 as satisfaction in full of any expenses incurred by it on behalf of Information Resources.  Further, as full and final satisfaction of any and all other amounts that Boies, Schiller & Flexner claims or may claim are due to it in consideration for Boies, Schiller & Flexner’s representation of Information Resources in the antitrust litigation, Boies, Schiller & Flexner will be entitled to a contingency fee as set forth in  “—Contingency Fee Arrangements” below.

Based on agreements now in place with professionals involved in the antitrust litigation, representations made by those professionals, and facts known to the rights agents today, the rights agents now believe that the trust will have adequate funds to prosecute the litigation, including any appellate activity and retrial if necessary.  Given the unpredictable nature of litigation generally, however, there can be no assurances that this will be the case. (See “Risk Factors — There can be no assurances that the trust will have adequate funds to prosecute the litigation” below.)  If it should become necessary, the rights agents may also consider raising additional funds by causing the trust to incur indebtedness or issue additional rights certificates.  (See “—Process for Raising Additional Funds” below.)

Expenses; Escrow Fund

FUNDING OF CLAIMS EXPENSES.  Claims expenses (as defined below) are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph.  (See “ – Summary Financial Information” below.)  As used herein, the term “claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws.  Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses.  As of March 31, 2004, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

ESCROW FUND.  Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation.  As of March 31, 2004, the escrow account balance was $9,043,331.

As of May 14, 2004, Information Resources has been reimbursed out of the escrow fund in the amount of $2,355,376 for certain claims expenses it has paid.  Information Resources has paid an additional amount of $211,332 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent.  Information Resources has also received invoices for claims expenses in the amount of $184,915 that remain unpaid as of May 14, 2004.  In addition to this amount, Information Resources is obligated to pay Boies, Schiller & Flexner $250,000 in early June 2004 as reimbursement of expenses incurred by it on behalf of Information Resources.  Information Resources has also caused the amount of $1,800,000 to be paid directly out of the escrow fund for certain claims expenses.  After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund will be $5,243,925 (without taking into consideration interest earned on the balance in the escrow fund after March 31, 2004).

PROCESS FOR RAISING ADDITIONAL FUNDS.  While the rights agents are not currently considering raising additional funds, the declaration of trust permits the litigation trustees, upon the instruction of the CVR Rights Agents, to raise funds to pay expenses of the antitrust litigation in excess of $10 million by either causing the trust to incur indebtedness that represents debt of the trust (and not an ownership interest) for United States federal income tax purposes or causing the trust to issue additional rights certificates.  Any such indebtedness will likely represent a prior claim on the assets of the trust, including any rights certificate payment amounts received pursuant to the contingent value rights agreement, and may reduce the aggregate amounts available for distribution to rights certificate holders.  Any issuance of additional rights certificates will have a dilutive effect on rights certificate holders, reducing the percentage of the total rights certificate payment amount that holders receive with respect to each rights certificate.  As of the date hereof, the litigation trustees have taken no actions to raise additional funds.  There can be no assurance that the trust will be able to raise additional funds or, if the trust is able to raise those funds, that the terms of that financing will be reasonable. If the trust is unsuccessful in raising additional funds, and if the failure to prosecute the antitrust litigation results in the dismissal of Information Resources’ claims, there will be a possibility of no payment on the rights certificates.

CONTINGENCY FEE ARRANGEMENTS.  On September 17, 2002, Information Resources entered into a partial contingency fee arrangement with Freeborn  & Peters LLP, one of the law firms representing it in the antitrust litigation.  Information Resources also has a full contingency fee arrangement with Hagens Berman LLP, the lead trial counsel in the antitrust litigation, and Boies, Schiller & Flexner LLP, the former lead trial counsel in the antitrust litigation.

Under the partial contingency fee arrangement with Freeborn & Peters, Information Resources is obligated to pay all legal fees Information Resources incurs for services provided by Freeborn & Peters below a specific monthly cap, together with all expenses incurred by Freeborn & Peters in connection with the antitrust litigation.  Additionally, Information Resources has agreed that, if it settles the case after the trial commences or obtains a verdict in its favor, it will pay Freeborn & Peters an amount equal to the greater of (i) 5% of the value of what Information Resources recovers from the defendants as a result of a judgment rendered against or a settlement with them, or (ii) the difference between the actual fees paid by Information Resources to Freeborn & Peters in connection with the litigation and the fees that Information Resources would have incurred had it continued paying Freeborn & Peters for services rendered for the period January 1, 2002 through the trial of the litigation at that firm’s standard rates.  If the litigation is settled and dismissed before the beginning of a trial on its merits, Information Resources will instead pay Freeborn & Peters $2.5 million as a contingency fee. Separate from the contingency fee arrangement, Information Resources has also agreed to reimburse Freeborn & Peters for all discounts received by Information Resources on legal fees incurred in connection with the litigation and related matters through (i) the period ending December 31, 2001 if Information Resources settles or obtains a verdict in its favor after the trial commences, or (ii) the date of settlement if a settlement occurs before the trial commences.

Under the full contingency fee arrangement with Hagens Berman LLP, Hagens Berman has agreed to represent Information Resources through the trial in the litigation, as well as through any appeals or retrial, if these become necessary, in consideration for a contingency fee to be calculated as follows:  If the litigation is settled before a jury is sworn in, Information Resources will pay Hagens Berman a contingency fee equal to the sum of 6% of the first $100 million of any recovery, 5% of the second $100 million of any recovery, 4% of the third $100 million of any recovery and 3% of the amount of any recovery in excess of $300 million.  If Information Resources settles the case after a jury is sworn in or obtains a verdict in its favor, Information Resources will instead pay Hagens Berman a contingency fee equal to 8% of any recovery.  As part of this contingency fee arrangement, Information Resources is responsible for paying all expenses incurred by Hagens Berman and Information Resources to prosecute the litigation in accordance with a mutually agreed upon budget.  Any expenses incurred in excess of the budget will be advanced by Hagens Berman, to be reimbursed to it out of any balance in the escrow fund referred to above upon mutually agreed upon terms.  Substantially all costs (excluding legal fees for counsel representing Information Resources in the litigation) paid directly or reimbursed by Information Resources or out of the escrow fund since the inception of the case will be deducted from any recovery before calculating Hagens Berman’s contingency fee.  No contingency fee shall be paid to Hagens Berman on the award by a court of fees, costs or interest.

Under the contingency fee arrangement with Boies, Schiller & Flexner LLP, Boies, Schiller & Flexner will be paid $250,000 in June 2004 as satisfaction in full of any expenses incurred by it on behalf of Information Resources during its representation of Information Resources in the antitrust litigation.  Further, as full and final satisfaction of any and all other amounts that Boies, Schiller & Flexner claims or may claim are due to it in consideration for Boies, Schiller & Flexner’s representation of Information Resources in the antitrust litigation, Boies, Schiller & Flexner will be entitled to a contingency fee of $3 million out of any recovery received by Information Resources in the antitrust litigation.  If the contingency fee is not paid to Boies, Schiller & Flexner on or before July 15, 2005, this amount will begin to accrue interest, in an amount not to exceed $250,000, on July 16, 2005 at the rate of one-half of one percent per month.  Boies, Schiller & Flexner has agreed to look solely to any recovery from the antitrust litigation for the payment of the $3 million contingency fee and any interest that may accrue thereon.

The additional contingency fee arrangements entered into with Hagens Berman and Boies, Schiller & Flexner will reduce the percentage of the total recovery from the antitrust litigation that is available to rights certificate holders with respect to each rights certificate by the amount of such contingency-based fees; however, these additional contingency fee arrangements may also increase the likelihood of Information Resources obtaining a higher overall recovery in the litigation, thereby increasing the aggregate amount available for distribution to rights certificate holders.  (See “Risk Factors— Information Resources has entered into additional contingency fee arrangements with counsel which will reduce the percentage of the total recovery from the antitrust litigation that is available to rights certificate holders.”)

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

There can be no assurances that the trust will have adequate funds to prosecute the litigation.

Based on agreements now in place with professionals involved in the antitrust litigation, representations made by those professionals, and facts known to the rights agents today, the rights agents now believe that the trust will have adequate funds to prosecute the litigation, including any appellate activity and retrial if necessary, given the contingency fee arrangements Information Resources recently entered into with Hagens Berman LLP and Boies, Schiller & Flexner. However, there can be no assurances that the trust will have adequate resources to fully prosecute the litigation, especially given the unpredictable nature of litigation generally.  If the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

If necessary, the rights agents may also consider raising additional funds by causing the trust to incur indebtedness or issue additional rights certificates.  (See “Risk Factors—While the rights agents are not currently considering raising additional funds, the value of the rights certificates may be reduced if the trust incurs debt or diluted if the trust issues additional rights certificates.”)

Information Resources has entered into additional contingency fee arrangements with counsel which will reduce the percentage of the total recovery from the antitrust litigation that is available to rights certificate holders.

As a result of the recent increase in the length of the litigation and in the scope of discovery and the litigation itself, along with the related increase in legal fees and costs, the rights agents have recently entered into additional contingency fee arrangements with its new lead trial counsel and its former lead trial counsel in the antitrust litigation.  (See “— Contingency Fee Arrangements” above.)  These arrangements will reduce the percentage of total recovery from the litigation that is available to rights certificate holders.  However, these additional contingency fee arrangements may also increase the likelihood of Information Resources obtaining a higher overall recovery in the litigation, thereby increasing the aggregate amount available for distribution to rights certificate holders.

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

Material Federal Income Tax Consequences

For Federal income tax purposes, the trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity.  Accordingly, each holder of a rights certificate will be treated for Federal income tax purposes as the owner of a pro rata share of the trust’s assets and will be treated as receiving any amounts received by the trust when those amounts are received by the trust (and as making payments to third parties when the trust pays such amounts).  The trust files Form 1041, U.S. Income Tax Return for Estates and Trusts; the grantors are provided an information statement reporting their portion of the trust’s income/loss.

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

• On January 15, 2004, the court, pursuant to defendants’ request, vacated the discovery cut off and trial date to allow defendants additional time for discovery on Information Resources’ claims of injury permitted by the court’s April 28, 2003 order with respect to defendants’ foreign conduct that allegedly drained Information Resources of U.S. resources necessary to compete in the domestic market.  Discovery on this issue is ongoing.

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

• On April 7, 2004, the court issued a Scheduling Order setting a trial date of April 18, 2005 and a discovery cut off date of October 31, 2004.

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

COUNSEL TO INFORMATION RESOURCES.  Information Resources is currently represented in the antitrust litigation by the following law firms:  Freeborn & Peters LLP; Hagens Berman LLP; and Fried, Frank, Harris, Schriver & Jacobson LLP.

Management of the Litigation

GENERAL.  Under the terms of the contingent value rights agreement, the antitrust litigation is to be directed on behalf of Information Resources and the rights certificates holders by a body of five rights agents: two CVR Rights Agents, two Parent Rights Agents and one Independent Rights Agent. Under the contingent value rights agreement, the CVR Rights Agents are responsible for overseeing the day-to-day workings of the antitrust litigation. However, the approval of a majority of the rights agents is required for certain strategic decisions relating to the antitrust litigation. Further, a majority of the rights agents (other than the Independent Rights Agent) must approve any settlement of the litigation.   The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources.  The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources.  On January 14, 2004, the CVR Rights Agents and the Parent Rights Agents unanimously selected Travis Rhodes, investment analyst at Abrams Capital LLC, as the Independent Rights Agent.  Mr. Rhodes was formerly employed by Fidelity Investments as a high-yield and distressed bond analyst.  As of May 14, 2004, Mr. Durrett was the beneficial owner of 323,536 rights certificates, Ms. Weed was the beneficial holder of 47,736 rights certificates and

Abrams Capital LLC was the beneficial owner of 3,023,700 rights certificates.  None of IRI Holdings, Inc., Mr. Chisholm, Mr. Duffey or Mr. Rhodes was a beneficial owner of rights certificates as of May 14, 2004, although Mr. Rhodes maintains a personal investment in the Abrams Capital funds that own rights certificates.

On March 6, 2004, the rights agents engaged Monica M. Weed, former General Counsel of Information Resources, to assist them in the day-to-day management of the antitrust litigation and to perform such other duties as the rights agents may delegate to Ms. Weed from time to time.  Ms. Weed has in-depth and specific knowledge of the facts underlying the litigation and, as General Counsel of Information Resources, was responsible for managing the day-to-day matters in the antitrust litigation from 1998 through the effective date of the contingent value rights agreement, when the CVR Rights Agents took over day-to-day management responsibility for the antitrust litigation.  Ms. Weed is compensated at the rate of $350 per hour, plus reimbursement of her reasonable out-of-pocket expenses.  As of April 1, 2004, when Ms. Weed began receiving $5,000 per month as compensation for serving as a CVR Rights Agent (see “—Compensation and Expenses of Rights Agents” below), she began providing services to the rights agents at no additional charge for the first $5,000 of services rendered each month.

COMPENSATION AND EXPENSES OF RIGHTS AGENTS.  Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent).   These payments are payable as claims expenses (see  “—Funding of Claims Expenses”).  Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by IRI Holdings, Inc. as claims expenses.  The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents.  As of March 31, 2004, the total amount of $30,000 was incurred as compensation payments to the CVR Rights Agents for the first quarter of 2004.  Mr. Rhodes has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the period ended March 31, 2004, as well as the amount available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
Reimbursements to Information Resources, Inc as of March 31, 2004	(1,008,984)
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of March 31, 2004	(711,940)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of March 31, 2004	(20,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc for services rendered / expenses incurred as of March 31, 2004	(4,278,404)*
Total Claims Expenses	(5,010,344)*
Funds Available for Future Claims Expenses	$4,026,220

* Includes fees and expenses of Boies, Schiller & Flexner which were subsequently converted into Boies, Schiller & Flexner's right to a contingency fee.  (See “—Contingency Fee Arrangements” above.)

Forward Looking Information

Statements and financial discussion and analysis by the litigation trustees contained throughout this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve a number of risks and uncertainties.  Certain of these risks are discussed in the section of this Quarterly Report entitled “Risk Factors.”  For further information regarding these risks and uncertainties, please see the section of the Prospectus entitled “Risk Factors.”

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.   Controls and Procedures

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of March 31, 2004.  There have been no changes in the registrant’s internal controls, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to that date.

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Registrant is not a party to any legal proceedings.  For a discussion of the litigation in which the Registrant has an interest, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Litigation.”

ITEM 2.  Changes in Securities and Use of Proceeds.

None.

ITEM 3.   Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.   Other Information.

None.

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)          Exhibits

10.1	Amended and Restated Declaration of Trust (1)
10.2	Contingent Value Rights Agreement (2)
10.3	Amendment No. 1 to Contingent Value Rights Agreement (3)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Monica M. Weed
32.1	Certification of Quarterly Report by Litigation Trustee Joseph P. Durrett
32.2	Certification of Quarterly Report by Litigation Trustee Monica M. Weed

(1)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(2)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(3)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 21, 2004

(b)         Reports on Form 8-K

Current Report on Form 8-K, filed with the SEC on January 21, 2004

Current Report on Form 8-K, filed with the SEC on April 15, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 2004

INFORMATION RESOURCES, INC. CONTINGENT RIGHTS PAYMENT TRUST

By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 24, 2004.

Signature	Title

/s/ JOSEPH P. DURRETT	Litigation Trustee
Joseph P. Durrett

/s/ MONICA M. WEED	Litigation Trustee
Monica M. Weed

INDEX TO EXHIBITS

10.1	Amended and Restated Declaration of Trust (1)
10.2	Contingent Value Rights Agreement (2)
10.3	Amendment No. 1 to Contingent Value Rights Agreement (3)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Monica M. Weed
32.1	Certification of Quarterly Report by Litigation Trustee Joseph P. Durrett
32.2	Certification of Quarterly Report by Litigation Trustee Monica M. Weed

(1)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(2)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(3)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 21, 2004