Form 10-Q
period 2004-06-30
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2004-08-12
CIK 1260946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

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

At July 31, 2004, there were 32,127,736 rights certificates, no par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	June 30, 2004	December 31, 2003
(Unaudited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,127,137 and 29,082,358 were issued and outstanding, respectively	—	—
Contributed Capital	175,391	13,000
Accumulated Deficit	(175,391)	(13,000)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
REVENUE	$—	$—

EXPENSES
Rights Agents fees	(30,000)	(60,000)
Legal fees	(21,624)	(79,377)
Audit fees	—	(15,000)
Other fees	(8,014)	(8,014)

Total expenses	(59,638)	(162,391)

Net loss	$(59,638)	$(162,391)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months Ended June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(162,391)

Net cash used by operating activities	(162,391)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from Information Resources, Inc.	162,391

Net cash provided by financing activities	162,391

Net change in cash and cash equivalents	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

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

RECENT EVENTS.  On January 15, 2004, the court, pursuant to defendants’ request, vacated the discovery cut off and trial date to allow defendants additional time for discovery on Information Resources’ claims of injury, permitted by the court’s April 28, 2003 order, with respect to defendants’ foreign conduct that allegedly drained Information Resources of U.S. resources necessary to compete in the domestic market.  Discovery on this issue is ongoing.  On February 27, 2004, Information Resources filed its expert report prepared by Professor Franklin Fisher, who, among other things, opined both on defendants’ liability and Information Resources’ damages.  In general, Professor Fisher concluded that defendants engaged in a series of anticompetitive practices, both in the U.S. and abroad, aimed at monopolizing the U.S. market and excluding Information Resources from non-U.S. markets.  Professor Fisher opined that a dangerous probability existed when defendants undertook these practices that they would have monopolized the U.S. market had government authorities not intervened.  On February 27, 2004, Information Resources also notified the court that, in order to expedite the prosecution of the antitrust litigation, it had elected not to pursue as separate claims for damages any of the following:   1) per se tying claim (Count I); 2) monopolization and attempted monopolization of certain export markets, specifically Australia, Austria, Belgium, Brazil, Denmark, Finland, Indonesia, Ireland, Hong Kong, Korea, Luxembourg, Malaysia, New Zealand, Norway, Philippines, Portugal, Singapore, Taiwan, Thailand and Switzerland (Counts III and IV); 3) monopoly leveraging (Count

VI); or 4) tortious interference with contract and prospective business relationship (Counts VII and VIII).  On April 7, 2004, the court issued a Scheduling Order setting a trial date of April 18, 2005 and a discovery cut off date of October 31, 2004.  On July 23, 2004, the court admitted the law firm of Hagens Berman LLP to represent Information Resources in place of the law firm of Boies, Schiller & Flexner LLP.  Hagens Berman joins the law firms of Freeborn & Peters LLP and Fried, Frank, Harris, Shriver & Jacobson LLP in representing Information Resources in the litigation.

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

3.              CLAIMS EXPENSES / ESCROW ACCOUNT

Claims expenses are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph.  “Claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, generally (i) including any amounts paid to or on behalf of the rights agents (the persons responsible for directing the antitrust litigation for the benefit of Information Resources and the rights certificate holders) but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws.  Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses.  As of June 30, 2004, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses.  The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation.  As of June 30, 2004, the escrow account balance was $5,225,154.

On April 28, 2003, the court in the antitrust litigation ruled that Information Resources could assert its claim for injuries in the United States as a result of defendants’ foreign conduct.  On January 15, 2004, the court vacated the discovery cut off date of January 30, 2004 and the trial date of September 20, 2004 in order to permit defendants additional time for discovery.  Accordingly, the anticipated length of the antitrust litigation as well as the scope of discovery was expanded, resulting in higher legal fees and costs for the litigation than originally anticipated and leading the rights agents to believe that the escrow fund would not be sufficient to fund the prosecution of the antitrust litigation under the then-existing fee arrangements with outside counsel.  As a result, the rights agents engaged in an extensive review of various options, including entering into additional or modified contingency fee arrangements with one or more of the law firms representing Information Resources in the antitrust litigation, engaging additional counsel on a contingency fee basis, terminating the engagement of one or more of the law firms currently representing Information Resources, or combinations of the foregoing.  As of May 14, 2004, after a period of negotiations, the rights agents, on behalf of Information Resources, engaged the law firm of Hagens Berman LLP to serve as lead trial counsel in the antitrust litigation.  Hagens Berman LLP replaced the law firm of Boies, Schiller & Flexner LLP, with whom the rights agents were unable to reach agreement on terms for continued representation that the rights agents believed were in the best interest of Information Resources and the rights certificate holders.  Specifically, among other terms, the parties were unable to reach a mutually satisfactory agreement on certain economic terms regarding the budget, as well as terms regarding the role of David Boies at trial.

Information Resources has engaged Hagens Berman LLP to represent it in the antitrust litigation on a full contingency fee basis. Based on the agreement with Hagens Berman, as well as agreements now in place with other professionals involved in the antitrust litigation, representations made by these professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including any appellate activity and retrial if necessary.  However, given the unpredictable nature of litigation generally, there can be no assurances that this will be the case.  If, for any reason, the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

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

4.              COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent).  These payments are payable as claims expenses.  Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by IRI Holdings, Inc. as claims expenses.  The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents.  As of June 30, 2004, the total amount of $60,000 was incurred as compensation payments to the CVR Rights Agents for the first half of 2004.  Mr. Travis Rhodes, the Independent Rights Agent, has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

The declaration of trust also governs the terms and conditions of the rights certificates.  The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust.  Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below.  As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable.  At June 30, 2004, 32,127,137 rights certificates had been issued and were outstanding as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED
Information Resources common stockholders	30,444,671

Information Resources stock option and restricted stockholders	1,682,466

Total rights certificates issued	32,127,137

At June 30, 2004, 3,494 rights certificates had not been issued relating to the fact that the trust had not yet received complete documentation from all stock or stock option holders and further relating to the fact that certain holders of shares of Information Resources stock had notified Information Resources that they intended to exercise their appraisal rights with respect to a total of 3,000 shares of Information Resources stock.  The time period for exercising appraisal rights has since expired and the transfer agent has contacted these holders to encourage them to surrender their certificates in exchange for merger consideration consisting of $3.30 net per share in cash, plus one rights certificate per share.

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

An amended contingent value rights agreement, dated as of October 31, 2003 (the “contingent value rights agreement”), governs the terms of management of the antitrust litigation and the obligations of IRI Holdings, Inc. to make cash payments to the trust in respect of proceeds received in the antitrust litigation.  Pursuant to the terms of the contingent value rights agreement, the trust will be entitled to be paid by IRI Holdings, Inc. an amount equal to 68% of any proceeds received by Information Resources in respect of the antitrust litigation (whether by settlement, judgment or otherwise), to the extent such proceeds are equal to or less than $200 million, and 75% of any such proceeds in excess of $200 million, in each case subject to adjustments described for certain items, including for taxes that Information Resources will be required to pay on the recovery (assumed to be at a rate of 34%) and any contingency-based fees payable to outside counsel in connection with the antitrust litigation.  The remaining 32% of any such proceeds, to the extent such proceeds are equal to or less than $200 million, and 25% of any such proceeds in excess of $200 million (again, in each case, subject to certain adjustments described in the Prospectus) will be retained and remain the property of Information Resources and its then-current owners.

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

As a result of this review and after a period of negotiations, on May 14, 2004, the trust engaged the Seattle, Washington-based law firm of Hagens Berman LLP to serve as lead trial counsel in the antitrust litigation. Hagens Berman, founded in 1993, is one of the nation’s premier firms handling large-scale antitrust and other complex litigation.  Hagens Berman replaced the law firm of Boies, Schiller & Flexner LLP, with whom the rights agents were unable to reach terms for continued representation that the rights agents believed were in the best interest of Information Resources and the rights certificate holders.   Specifically, among other terms, the

parties were unable to reach a mutually satisfactory agreement on certain economic terms regarding the budget, as well as terms regarding the role of David Boies at trial.  On July 23, 2004, Hagens Berman was officially admitted by the court to represent Information Resources in the litigation.

Also in May 2004, the rights agents and Boies, Schiller & Flexner reached agreement on the payment of fees and expenses for services rendered by  Boies, Schiller & Flexner in representing Information Resources in the antitrust litigation.  It was agreed that Boies, Schiller & Flexner would be paid $250,000 in early June 2004 as satisfaction in full of any expenses incurred by it on behalf of Information Resources.  Further, as full and final satisfaction of any and all other amounts that Boies, Schiller & Flexner claims or may claim are due to it in consideration for Boies, Schiller & Flexner’s representation of Information Resources in the antitrust litigation, Boies, Schiller & Flexner will be entitled to a contingency fee as set forth in  “—Contingency Fee Arrangements” below.

Based on agreements now in place with professionals involved in the antitrust litigation, representations made by those professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including any appellate activity and retrial if necessary.  Given the unpredictable nature of litigation generally, however, there can be no assurances that this will be the case. (See “Risk Factors — There can be no assurances that the trust will have adequate funds to prosecute the litigation” below.)  If it should become necessary, the rights agents may also consider raising additional funds by causing the trust to incur indebtedness or issue additional rights certificates.  (See “—Process for Raising Additional Funds” below.)

Expenses; Escrow Fund

FUNDING OF CLAIMS EXPENSES.  Claims expenses (as defined below) are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph.  (See “ – Summary Financial Information” below.)  As used herein, the term “claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws.  Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses.  As of June 30, 2004, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

ESCROW FUND.  Pursuant to the contingent value rights agreement, on December 12, 2003, IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation.  As of June 30, 2004, the escrow account balance was $5,225,154.

As of July 31, 2004, Information Resources has been reimbursed out of the escrow fund in the amount of $2,908,072 for certain claims expenses it has paid.  Information Resources has paid an additional amount of $228,967 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent.  Information Resources has also received invoices for claims expenses in the amount of $285,974 that remain unpaid as of July 31, 2004.  Information Resources has also caused the amount of $2,050,000 to be paid directly out of the escrow fund for certain claims expenses.  After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund will be $4,572,535 (without taking into consideration interest earned on the balance in the escrow fund).

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

Under the contingency fee arrangement with Boies, Schiller & Flexner LLP, Boies, Schiller & Flexner was paid $250,000 in June 2004 as satisfaction in full of any expenses incurred by it on behalf of Information Resources during its representation of Information Resources in the antitrust litigation.  Further, as full and final satisfaction of any and all other amounts that Boies, Schiller & Flexner claims or may claim are due to it in consideration for Boies, Schiller & Flexner’s representation of Information Resources in the antitrust litigation, Boies, Schiller & Flexner will be entitled to a contingency fee of $3 million out of any recovery received by Information Resources in the antitrust litigation.  If the contingency fee is not paid to Boies, Schiller & Flexner on or before July 15, 2005, this amount will begin to accrue interest, in an amount not to exceed $250,000, on July 16, 2005 at the rate of one-half of one percent per month.  Boies, Schiller & Flexner has agreed to look solely to any recovery from the antitrust litigation for the payment of the $3 million contingency fee and any interest that may accrue thereon.

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

Based on agreements now in place with professionals involved in the antitrust litigation, representations made by those professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including any appellate activity and retrial if necessary, given the contingency fee arrangements Information Resources recently entered into with Hagens Berman LLP and Boies, Schiller & Flexner. However, there can be no assurances that the trust will have adequate resources to fully prosecute the litigation, especially given the unpredictable nature of litigation generally.  If the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

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

• On July 23, 2004, the court officially admitted the law firm of Hagens Berman LLP in place of the law firm of Boies, Schiller & Flexner LLP to serve as co-counsel representing Information Resources in the antitrust litigation.

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

None of the trust, IRI Holdings, Inc., Information Resources, or any of their respective affiliates, make any representations as to the amount of any potential recovery from the antitrust litigation or when, if ever, any recovery may be obtained.

COUNSEL TO INFORMATION RESOURCES.  Information Resources is currently represented in the antitrust litigation by the following law firms:  Freeborn & Peters LLP; Hagens Berman LLP; and Fried, Frank, Harris, Schriver & Jacobson LLP.

Management of the Litigation

GENERAL.  Under the terms of the contingent value rights agreement, the antitrust litigation is to be directed on behalf of Information Resources and the rights certificates holders by a body of five rights agents: two CVR Rights Agents, two Parent Rights Agents and one Independent Rights Agent. Under the contingent value rights agreement, the CVR Rights Agents are responsible for overseeing the day-to-day workings of the antitrust litigation. However, the approval of a majority of the rights agents is required for certain strategic decisions relating to the antitrust litigation. Further, a majority of the rights agents (other than the Independent Rights Agent) must approve any settlement of the litigation.   The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources.  The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources.  On January 14, 2004, the CVR Rights Agents and the Parent Rights Agents unanimously selected Travis Rhodes, investment analyst at Abrams Capital LLC, as the Independent Rights Agent.  Mr. Rhodes was formerly employed by Fidelity Investments as a high-yield and distressed bond analyst.  As of July 31, 2004, Mr. Durrett was the beneficial owner of 323,536 rights certificates, Ms. Weed was the beneficial holder of 47,736 rights certificates and Abrams Capital LLC was the beneficial owner of 3,023,700 rights certificates.  None of IRI Holdings, Inc., Mr. Chisholm, Mr. Duffey or Mr. Rhodes was a beneficial owner of rights certificates as of July 31, 2004, although Mr. Rhodes maintains a personal investment in the Abrams Capital funds that own rights certificates.

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

COMPENSATION AND EXPENSES OF RIGHTS AGENTS.  Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent).   These payments are payable as claims expenses (see  “—Funding of Claims Expenses”).  Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by IRI Holdings, Inc. as claims expenses.  The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents.  As of June 30, 2004, the total amount of $60,000 was incurred as compensation payments to the CVR Rights Agents for the first half of 2004.  Mr. Rhodes has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the six months ended June 30, 2004, as well as the amount available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account as of June 30, 2004	(4,834,036)
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of June 30, 2004	(114,099)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of June 30, 2004	(10,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc. for services rendered / expenses incurred as of June 30, 2004	(504,878)
Total Claims Expenses	(628,977)
Funds Available for Future Claims Expenses (without taking into consideration interest earned on the balance in the escrow fund)	$4,582,535

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.   Controls and Procedures

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of June 30, 2004.  There have been no changes in the registrant’s internal controls, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to that date.

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

Dated: August 12, 2004

INFORMATION RESOURCES, INC. CONTINGENT RIGHTS PAYMENT TRUST

By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 12, 2004.

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