Form 10-Q
period 2004-09-30
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2004-11-12
CIK 1260946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

At October 31, 2004, there were 32,128,100 rights certificates, no par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	September 30, 2004	December 31, 2003
(Unaudited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,127,944 and 29,082,358 were issued and outstanding, respectively	—	—
Contributed Capital	231,175	13,000
Accumulated Deficit	(231,175)	(13,000)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
REVENUE	$—	$—

EXPENSES
Rights Agents fees	(30,000)	(90,000)
Legal fees	(12,673)	(92,050)
Audit fees	(12,000)	(27,000)
Other fees	(1,111)	(9,125)

Total expenses	(55,784)	(218,175)

Net loss	$(55,784)	$(218,175)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months Ended September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(218,175)

Net cash used by operating activities	(218,175)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from Information Resources, Inc.	218,175

Net cash provided by financing activities	218,175

Net change in cash and cash equivalents	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

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

2.     THE LITIGATION

The following description of the antitrust litigation has been obtained from publicly available documents filed with the Securities and Exchange Commission by Information Resources, as updated from time to time in publicly available documents filed with the Securities and Exchange Commission by the trust. It does not purport to be a full or complete description of the legal or factual issues presented, the court opinions rendered or the relevant law.

GENERAL.  On July 27, 1996, Information Resources filed an antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Company and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et al. No. 96 CIV. 5716.  In the lawsuit, Information Resources alleged that the defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, and the common law by engaging in a series of unlawful practices through which Information Resources claimed that defendants attempted to regain monopoly power in the U.S. market for retail tracking services and exclude competition from 30 markets outside the U.S., where Nielsen dominated. Through the antitrust litigation, Information Resources sought to enjoin those practices and to recover damages in excess of $650 million, before trebling. Information Resources demanded a trial by jury, and the case has been assigned to the Honorable Louis L. Stanton.   It is Information Resources’ position that it continues to suffer damages to this day as a result of the defendants’ allegedly unlawful practices which it believes were aimed at undermining competition by financially crippling Information Resources. Information Resources is represented by the law firms of Hagen Berman LLP, Freeborn & Peters LLP and Fried, Frank, Harris, Shriver & Jacobson LLP in the litigation.

RECENT EVENTS.  On February 27, 2004, Information Resources filed its expert report prepared by Professor Franklin Fisher, who, among other things, opined both on defendants’ liability and Information Resources’ damages.  In general, Professor Fisher concluded that defendants engaged in a series of anticompetitive practices, both in the U.S. and abroad, aimed at monopolizing the U.S. market and excluding Information Resources from non-U.S. markets.  Professor Fisher opined that a dangerous probability existed when defendants undertook these practices that they would have monopolized the U.S. market had government authorities not intervened.  On February 27, 2004, Information Resources also notified the court that, in order to expedite the prosecution of the antitrust litigation, it had elected not to pursue as separate claims for damages any of the following:  1) per se tying claim (Count I); 2) monopolization and attempted monopolization of certain export markets, specifically Australia, Austria, Belgium, Brazil, Denmark, Finland, Indonesia, Ireland, Hong Kong, Korea, Luxembourg, Malaysia, New Zealand, Norway, Philippines, Portugal, Singapore, Taiwan, Thailand and Switzerland (Counts III and IV); 3) monopoly leveraging (Count

VI); or 4) tortious interference with contract and prospective business relationship (Counts VII and VIII).  On April 7, 2004, the court issued a Scheduling Order setting a trial date of April 18, 2005 and a discovery cut off date of October 31, 2004.  On September 3, 2004, defendants filed two new motions:  (1) a Motion for Reconsideration of the court’s December 7, 1998 ruling that the European Commission’s Statement of Objections against defendants would be received into evidence at trial, and (2) a Motion in Limine seeking to exclude from trial evidence of certain of defendants’ retail tracking contracts.   Information Resources filed its Response to defendants’ Motion for Reconsideration on September 20, 2004 and defendants filed their Reply to that Response on October 11, 2004.  Information Resources filed its Response to defendants’ Motion in Limine on October 22, 2004.  Defendants’ Reply to that Response is due on November 12, 2004.  As of October 31, 2004, fact discovery in the case has been completed and the time period for fact discovery has expired.

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling.  As set forth above, on February 27, 2004, Information Resources filed the expert report of Professor Fisher.  In that report, Professor Fisher opined that Information Resources has suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market, as a result of defendants’ practices that Professor Fisher has concluded are anticompetitive and through which Professor Fisher concludes defendants sought to monopolize the U.S. market.  He has also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico, as a result of practices that Professor Fisher has concluded were anticompetitive and excluded Information Resources from these markets.  Defendants have not yet filed their expert report concerning liability or damages.

3.     CLAIMS EXPENSES / ESCROW ACCOUNT

Claims expenses are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph.  “Claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, generally (i) including any amounts paid to or on behalf of the rights agents (the persons responsible for directing the antitrust litigation for the benefit of Information Resources and the rights certificate holders) but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws.  Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses.  As of September 30, 2004, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses.  The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation.  As of September 30, 2004, the escrow account balance was $4,654,050.

As of May 14, 2004, Information Resources engaged Hagens Berman LLP on a full contingency fee basis to serve as Information Resources’ lead trial counsel in the antitrust litigation.  Based on the contingency fee agreement with Hagens Berman, as well as agreements now in place with other professionals involved in the antitrust litigation, representations made by these professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including any appellate activity and retrial if necessary.  However, given the unpredictable nature of litigation generally, there can be no assurances that this will be the case.  If, for any reason, the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

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

4.     COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent).  These payments are payable as claims expenses.  Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses.  The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents.  As of September 30, 2004, the total amount of $90,000 was incurred as compensation payments to the CVR Rights Agents for the first nine months of 2004.  Mr. Travis Rhodes, the Independent Rights Agent, has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The declaration of trust also governs the terms and conditions of the rights certificates.  The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust.  Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below.  As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable.  At September 30, 2004, 32,127,944 rights certificates had been issued and were outstanding as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED
Information Resources common stockholders	30,445,478

Information Resources stock option and restricted stockholders	1,682,466

Total rights certificates issued	32,127,944

At September 30, 2004, 3,336 rights certificates had not been issued relating to the fact that the trust had not yet received complete documentation from all stock or stock option holders and further relating to the fact that certain holders of shares of Information Resources stock had notified Information Resources that they intended to exercise their appraisal rights with respect to a total of 3,000 shares of Information Resources stock.  The time period for exercising appraisal rights has since expired and both Information Resources and the transfer agent have contacted these holders to encourage them to surrender their certificates in exchange for merger consideration consisting of $3.30 net per share in cash, plus one rights certificate per share.

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

Expenses; Escrow Fund

FUNDING OF CLAIMS EXPENSES.  Claims expenses (as defined below) are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph.  (See “ – Summary Financial Information” below.)  As used herein, the term “claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws.  Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses.  As of September 30, 2004, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

ESCROW FUND.  Pursuant to the contingent value rights agreement, on December 12, 2003, IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation.  As of September 30, 2004, the escrow account balance was $4,654,050.

As of October 31, 2004, Information Resources has been reimbursed out of the escrow fund in the amount of $3,427,986 for certain claims expenses it has paid.  Information Resources has paid an additional amount of $10,375 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent.  Information Resources has also received invoices for claims expenses in the amount of $525,099 that remain unpaid as of October 31, 2004.  Information Resources has also caused the amount of $2,050,000 to be paid directly out of the escrow fund for certain claims expenses.  After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund, including all interest earned on the balance as of September 30, 2004, will be $4,052,725.

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

CONTINGENCY FEE ARRANGEMENTS.  On September 17, 2002, Information Resources entered into a partial contingency fee arrangement with Freeborn & Peters LLP, one of the law firms representing it in the antitrust litigation.  In May of 2004, Information Resources also entered into full contingency fee arrangements with Hagens Berman LLP, the lead trial counsel in the antitrust litigation, and Boies, Schiller & Flexner LLP, the former lead trial counsel in the antitrust litigation.

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

Under the contingency fee arrangement with Boies, Schiller & Flexner LLP, Boies, Schiller & Flexner was paid $250,000 in June 2004 as satisfaction in full of any expenses incurred by it on behalf of Information Resources during its representation of Information Resources in the antitrust litigation.  Further, as full and final satisfaction of any and all other amounts that Boies, Schiller & Flexner has claimed or may claim are due to it in consideration for its representation of Information Resources in the antitrust litigation, Boies, Schiller & Flexner will be entitled to a contingency fee of $3 million out of any recovery received by Information Resources in the antitrust litigation.  If the contingency fee is not paid to Boies, Schiller & Flexner on or before July 15, 2005, this amount will begin to accrue interest, in an amount not to exceed $250,000, on July 16, 2005 at the rate of one-half of one percent per month.  Boies, Schiller & Flexner has agreed to look solely to any recovery from the antitrust litigation for the payment of the $3 million contingency fee and any interest that may accrue thereon.

The additional contingency fee arrangements entered into with Hagens Berman and Boies, Schiller & Flexner in May of 2004 will reduce the percentage of the total recovery from the antitrust litigation that is available to rights certificate holders with respect to each rights certificate by the amount of such contingency-based fees; however, these additional contingency fee arrangements may also increase the likelihood of Information Resources obtaining a higher overall recovery in the litigation, thereby increasing the aggregate amount available for distribution to rights certificate holders.  (See “Risk Factors— Information Resources has entered into additional contingency fee arrangements with counsel which will reduce the percentage of the total recovery from the antitrust litigation that is available to rights certificate holders.”)

EXPENSES OF THE TRUST.  Pursuant to the contingent value rights agreement, Information Resources will generally be responsible for the expenses of the trust, subject to Information Resources’ prior approval of those expenses.  Information Resources will also be responsible for all expenses relating to the indemnification obligations of the trust described in the Prospectus or compliance with securities laws and the rules of the OTC Bulletin Board.  Information Resources will not be responsible for the expenses of the trust relating to indebtedness for borrowed money and as discussed above will be reimbursed for “claims expenses” paid by it.  Any expenses not imposed on Information Resources as described above will be general obligations of the trust, payable out of the trust’s assets (including out of any rights certificate payment amounts received pursuant to the contingent value rights agreement). Information Resources will be entitled to deduct from the amounts payable to the trust under the contingent value rights agreement those expenses of the trust described as deductible expenses in “—Payment Calculation” above.

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

Based on agreements now in place with professionals involved in the antitrust litigation, representations made by those professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including any appellate activity and retrial if necessary, given the contingency fee arrangements Information Resources has entered into with Hagens Berman LLP and Boies, Schiller & Flexner. However, there can be no assurances that the trust will have adequate resources to fully prosecute the litigation, especially given the unpredictable nature of litigation generally.  If the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

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

As a result of the increase in the length of the litigation and in the scope of discovery and the litigation itself due to certain rulings in 2003 and 2004, along with the related increase in legal fees and costs, the rights agents entered into additional contingency fee arrangements in May of 2004 with its current lead trial counsel and its former lead trial counsel in the antitrust litigation.  (See “— Contingency Fee Arrangements” above.)  These arrangements will reduce the percentage of total recovery from the litigation that is available to rights certificate holders.  However, these additional contingency fee arrangements may also increase the likelihood of Information Resources obtaining a higher overall recovery in the litigation, thereby increasing the aggregate amount available for distribution to rights certificate holders.

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

Material Federal Income Tax Consequences

For Federal income tax purposes, the trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity.  Accordingly, each holder of a rights certificate will be treated for Federal income tax purposes as the owner of a pro rata share of the trust’s assets and will be treated as receiving any amounts received by the trust when those amounts are received by the trust (and as making payments to third parties when the trust pays such amounts).  The trust files Form 1041, U.S. Income Tax Return for Estates and Trusts.  The grantors are provided an information statement reporting their portion of the trust’s income/loss.

The Litigation

The following description of the antitrust litigation has been obtained from publicly available documents filed with the Securities and Exchange Commission by Information Resources, as updated from time to time in publicly available documents filed with the Securities and Exchange Commission by the trust. It does not purport to be a full or complete description of the legal or factual issues presented, the court opinions rendered or the relevant law.

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

During the course of the proceedings, the court has made the following non-discovery related rulings, among others, and Information Resources and defendants have recently taken the following key actions leading to trial:

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

•    On September 3, 2004, defendants filed two new motions:  (1) a Motion for Reconsideration of the court’s December 7, 1998 ruling that the European Commission’s Statement of Objections against defendants would be received into evidence at trial, and (2) a Motion in Limine seeking to exclude from trial evidence of certain of defendants’  retail tracking contracts.   Information Resources filed its Response to defendants’ Motion for Reconsideration on September 20, 2004 and defendants filed their Reply to that Response on October 11, 2004.  Information Resources filed its Response to defendants’ Motion in Limine on October 22, 2004.  Defendants’ Reply to that Response is due on November 12, 2004.

•    As of October 31, 2004, fact discovery in the case has been completed and the time period for fact discovery has expired.

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling.  As set forth above, on February 27, 2004, Information Resources filed the expert report of Professor Fisher.  In that report, Professor Fisher opined that Information Resources has suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market, as a result of defendants’ practices that Professor Fisher has concluded are anticompetitive and through which Professor Fisher concludes defendants sought to monopolize the U.S. market.  He has also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico, as a result of practices that Professor Fisher has concluded were anticompetitive and excluded Information Resources from these markets. Defendants have not yet filed their expert report concerning liability or damages.

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

Management of the Litigation

GENERAL.  Under the terms of the contingent value rights agreement, the antitrust litigation is to be directed on behalf of Information Resources and the rights certificates holders by a body of five rights agents: two CVR Rights Agents, two Parent Rights Agents and one Independent Rights Agent. Under the contingent value rights agreement, the CVR Rights Agents are responsible for overseeing the day-to-day workings of the antitrust litigation. However, the approval of a majority of the rights agents is required for certain strategic decisions relating to the antitrust litigation. Further, a majority of the rights agents (other than the Independent Rights Agent) must approve any settlement of the litigation.   The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources.  The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources.  On January 14, 2004, the CVR Rights Agents and the Parent Rights Agents unanimously selected Travis Rhodes, investment analyst at Abrams Capital LLC, as the Independent Rights Agent.  Mr. Rhodes was formerly employed by Fidelity Investments as a high-yield and distressed bond analyst.  As of October 31, 2004, Mr. Durrett was the beneficial owner of 323,536 rights certificates, Ms. Weed was the beneficial holder of 47,736 rights certificates and Abrams Capital LLC was the beneficial owner of 3,023,700 rights certificates.  None of IRI Holdings, Inc., Mr. Chisholm, Mr. Duffey or Mr. Rhodes was a beneficial owner of rights certificates as of October 31, 2004, although Mr. Rhodes maintains a personal investment in the Abrams Capital funds that own rights certificates.

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

COMPENSATION AND EXPENSES OF RIGHTS AGENTS.  Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent).   These payments are payable as claims expenses (see “—Funding of Claims Expenses”).  Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses.  The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents.  As of September 30, 2004, the total amount of $90,000 was incurred as compensation payments to the CVR Rights Agents for the first nine months of 2004.  Mr. Rhodes has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the nine months ended September 30, 2004, as well as the amount available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account as of September 30, 2004	(5,412,135)
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of September 30, 2004	(56,227)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of September 30, 2004	(10,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc. for services rendered / expenses incurred as of September 30, 2004	(428,787)
Total Claims Expenses	(495,014)
Interest Earned on Balance of Escrow Fund as of September 30, 2004	20,637
Funds Available for Future Claims Expenses as of September 30, 2004	$4,159,036

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4.   Controls and Procedures.

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of September 30, 2004.  There have been no changes in the registrant’s internal controls, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to that date.

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Registrant is not a party to any legal proceedings.  For a discussion of the litigation in which the Registrant has an interest, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Litigation.”

ITEM 6.   Exhibits and Reports on Form 8-K.

	(a)	Exhibits

10.1		Amended and Restated Declaration of Trust (1)
10.2		Contingent Value Rights Agreement (2)
10.3		Amendment No. 1 to Contingent Value Rights Agreement (3)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett filed with this Form 10-Q
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Monica M. Weed filed with this Form 10-Q
32.1

Certification of Quarterly Report by Litigation Trustee Joseph P. Durrett furnished with this Form 10-Q. This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.2

Certification of Quarterly Report by Litigation Trustee Monica M. Weed furnished with this Form 10-Q. This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Dated: November 12, 2004

INFORMATION RESOURCES, INC. CONTINGENT RIGHTS PAYMENT TRUST

By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 2004.

Signature	Title

/s/ JOSEPH P. DURRETT	Litigation Trustee
Joseph P. Durrett

/s/ MONICA M. WEED	Litigation Trustee
Monica M. Weed

INDEX TO EXHIBITS

10.1	Amended and Restated Declaration of Trust (1)
10.2	Contingent Value Rights Agreement (2)
10.3	Amendment No. 1 to Contingent Value Rights Agreement (3)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett filed with this Form 10-Q
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Monica M. Weed filed with this Form 10-Q
32.1

Certification of Quarterly Report by Litigation Trustee Joseph P. Durrett furnished with this Form 10-Q. This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.2

Certification of Quarterly Report by Litigation Trustee Monica M. Weed furnished with this Form 10-Q. This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(2)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003
(3)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 21, 2004