Form 10-K
period 2004-12-31
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2005-03-11
CIK 1260946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes   ☒   No   ☐

The aggregate market value of the rights certificates held by nonaffiliates of the registrant as of June 30, 2004 (based on the closing price of $2.97 as quoted by the OTC Bulletin Board as of such date) was $85,334,530.

At February 28, 2005, there were 32,135,209 rights certificates, no par value, outstanding.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The rights certificates are listed on the OTC Bulletin Board under the symbol “IRICR.OB”.

The high and low closing sales prices for the rights certificates were as follows:

Quarters	High	Low

2003
4th quarter	$1.85	$1.54

2004
1st quarter	$3.45	$1.75
2nd quarter	$3.35	$2.80
3rd quarter	$3.00	$2.25
4th quarter	$3.25	$.88

The last sales price on February 28, 2005 was $0.79 per certificate. As of February 28, 2005, there were 322 record holders of the rights certificates, of which 100 represent holdings by institutional brokers on behalf of their clients. No dividends were declared or paid on the rights certificates in 2003 or 2004, nor does the trust have any intention of declaring dividends in the future. For a description of the rights certificates, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Rights Certificates and Rights Thereunder.

ITEM 6.  Selected Financial Data

The information required by this item is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary Financial Information.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As of 1996, Information Resources, Inc. (“Information Resources”) has been involved in antitrust litigation (the “antitrust litigation” or the “litigation”) against The Dun & Bradstreet Corp., A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. (For a complete description of the litigation and its current status, see “The Litigation” below.) In December 2003, all of the outstanding shares of Information Resources common stock were acquired by Gingko Acquisition Corp. pursuant to a tender offer and subsequent merger of Gingko Acquisition Corp. with and into Information Resources. In connection with this acquisition, the Information Resources, Inc. Litigation Contingent Payment Rights Trust (the “trust”) was created primarily to distribute any proceeds from the litigation received by the trust to holders of rights certificates. As part of the merger consideration paid by Gingko Acquisition Corp., certain shareholders of common stock of Information Resources received contingent value rights certificates (“rights certificates”), which represent undivided beneficial interests in the assets of the trust. The rights certificates entitle the holders to a pro rata portion of any proceeds received by Information Resources in the litigation. Set forth below are descriptions of: (i) the trust; (ii) the rights certificates and the rights thereunder; (iii) payments made to the trust; (iv) expenses and escrow fund; (v) material federal income tax consequences; (vi) the litigation and the management thereof; and (vii) a summary of financial information. Also below is a discussion of certain risk factors that may affect the trust and the rights of holders of the rights certificates.

Description of the Trust

The trust is a statutory trust created under Delaware law pursuant to an initial declaration of trust and the filing of a certificate of trust with the Delaware Secretary of State on August 27, 2003. The trust was created in connection with the tender offer by Gingko Acquisition Corp., a wholly-owned subsidiary of IRI Holdings, Inc. (formerly known as Gingko Corporation), to purchase all outstanding shares of Information Resources common stock (and associated preferred share purchase rights) for $3.30 net per share in cash, plus one rights certificate per share, and the subsequent second-step merger of Gingko Acquisition Corp. with and into Information Resources pursuant to the Agreement and Plan of Merger dated as of September 7, 2003, as amended, by and among Information Resources, Gingko Corporation and Gingko Acquisition Corp.The second-step merger was completed on December 12, 2003. The Registration Statement on Form S-4 with respect to the rights certificates referred to in this document was filed by the trust with, and declared effective by, the SEC on October 30, 2003 (SEC File Number 333-108592) (the “Prospectus”).

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

Description of Rights Certificates and Rights Thereunder

An amended and restated declaration of trust, dated as of October 31, 2003 (the “declaration of trust”), governs the administration of the trust. Because of the nature of the trust pursuant to the declaration of trust, there are no employees, no board of directors, and no board audit committee. The two litigation trustees (the “litigation trustees”) appointed pursuant to the declaration of trust, together with the institutional trustee, Wachovia Bank, N.A., perform certain trust functions under the terms of the declaration of trust. The litigation trustees are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources. The litigation trustees are not entitled to any compensation for serving as litigation trustees but the litigation trustees also serve as rights agents and receive compensation in such capacity (see “—Compensation and Expenses of the Rights Agents” below). The litigation trustees are responsible for establishing and maintaining disclosure controls and procedures and internal controls. Under the terms of the contingent value rights agreement, however, the antitrust litigation is to be directed by a body of five rights agents (the “rights agents”) rather than by the litigation trustees (see “Management of the Litigation” below).

The declaration of trust also governs the terms and conditions of the rights certificates. The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust. Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below. As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable. At December 31, 2004, 32,128,143 rights certificates had been issued and were outstanding as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED
Information Resources common stockholders	30,445,677

Information Resources stock option and restricted stockholders	1,682,466

Total Rights Certificates Issued	32,128,143

At December 31, 2004, 3,697 rights certificates had not been issued relating to the fact that the trust had not yet received complete documentation from all stock or stock option holders and further relating to the fact that certain holders of shares of Information Resources stock had notified Information Resources that they intended to exercise their appraisal rights with respect to a total of 3,000 shares of Information Resources stock. The time period for exercising appraisal rights has since expired and both Information Resources and the transfer agent have contacted these holders to encourage them to surrender their certificates in exchange for merger consideration consisting of $3.30 net per share in cash, plus one rights certificate per share.

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

Expenses; Escrow Fund

FUNDING OF CLAIMS EXPENSES. Claims expenses (as defined below) are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph. (See Part II, Item 6 – Selected Financial Data.) As used herein, the term “claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws. Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses. As of December 31, 2004, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

ESCROW FUND. Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of December 31, 2004, the escrow account balance was $3,966,662.

As of February 28, 2005, Information Resources has been reimbursed out of the escrow fund for certain claims expenses it has paid, and certain third party providers have been paid directly out of the escrow fund for other claims expenses, in the total amount of $6,618,477. Information Resources has paid an additional amount of $42,985 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent. Information Resources has also received invoices for claims expenses in the amount of $152,000 that remain unpaid as of February 28, 2005. After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund, including all interest earned on the balance as of January 31, 2005, will be $3,269,137.

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

Under the full contingency fee arrangement with Hagens Berman LLP, Hagens Berman has agreed to represent Information Resources through the trial in the litigation, as well as through any appeals or any retrial, in consideration for a contingency fee to be calculated as follows: If the litigation is settled before a jury is sworn in, Information Resources will pay Hagens Berman a contingency fee equal to the sum of 6% of the first $100 million of any recovery, 5% of the second $100 million of any recovery, 4% of the third $100 million of any recovery and 3% of the amount of any recovery in excess of $300 million. If Information Resources settles the case after a jury is sworn in or obtains a verdict in its favor, Information Resources will instead pay Hagens Berman a contingency fee equal to 8% of any recovery. As part of this contingency fee arrangement, Information Resources is responsible for paying all expenses incurred by Hagens Berman and Information Resources to prosecute the litigation in accordance with a mutually agreed upon budget. Any expenses incurred in excess of the budget will be advanced by Hagens Berman, to be reimbursed to it out of any balance in the escrow fund referred to above upon mutually agreed upon terms. Substantially all costs (excluding legal fees for counsel representing Information Resources in the litigation) paid directly or reimbursed by Information Resources or out of the escrow fund since the inception of the case will be deducted from any recovery before calculating Hagens Berman’s contingency fee. No contingency fee shall be paid to Hagens Berman on the award by a court of fees, costs or interest.

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

THE GOVERNMENT INVESTIGATIONS. When the defendants in the antitrust litigation refused to end these practices, Information Resources alerted antitrust regulatory authorities in Canada, the United States and Europe. First, Information Resources complained to the Canadian Director of Investigation and Research concerning exclusive data contracts with retailers and long-term contracts with manufacturers that Nielsen had executed in Canada. Information Resources claimed that those contracts prevented Information Resources’ entry into the Canadian market. The Canadian Director of Investigation and Research conducted an investigation and thereafter filed an application on April 5, 1994 against Nielsen’s practices before the Canadian Competition Tribunal. On August 30, 1995, the Canadian Competition Tribunal issued an order concluding that Nielsen, the sole supplier of retail tracking services in Canada, had unlawfully excluded Information Resources from the market. The Canadian Competition Tribunal ordered that Nielsen could not enforce any of the provisions of its contracts with retailers or manufacturers that the tribunal has concluded were anticompetitive.

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

On December 3, 2004, the U.S. District Court presiding over the litigation granted defendants’ motion in limine, holding that Information Resources was barred from arguing that Nielsen’s pricing practices or discounts, including its bundling practices, were illegal or anti-competitive unless it could prove that they involved prices below short-run average variable costs, calculated without the inclusion of Nielsen’s fixed operations costs. On January 27, 2005, the court issued a stipulated order dismissing all of Information Resources’ remaining claims with prejudice and on the merits for the purpose of allowing Information Resources to take an immediate appeal. At this time, the court also entered a final judgment against Information Resources. Information Resources stipulated to the court’s order and to a final judgment being entered against it because it could not meet the standard that the court set forth in its December 3, 2004 in limine order (as summarized in the first sentence of this paragraph above). While Information Resources believes that such standard is erroneous, it determined that it could not prove its remaining claims without the critical evidence of Nielsen’s bundled contracts that was excluded by the in limine ruling.

Effective February 1, 2005, Information Resources filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit appealing the final judgment entered against it on January 27, 2005, as well as the earlier rulings pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its InfoScan services through its subsidiaries. On February 25, 2005, the Second Circuit Court of Appeals issued a Scheduling Order for the appeal, pursuant to which appellant is required to file its brief on or before March 28, 2005 and appellees are required to file their responsive brief on or before April 27, 2005. The Court is currently in the process of scheduling a date for oral argument of the appeal, which is expected to occur sometime during the 2005 calendar year. (See “Risk Factors— There can be no assurance that Information Resources will prevail on all or any part of its appeal before the Second Circuit Court of Appeals or any subsequent appeals, if necessary.”) The contingency fee arrangement in place with Hagens Berman LLP specifically covers all appellate activity related to the litigation. In light of this, and based on current assumptions about the appeals process before the Second Circuit Court of Appeals, the rights agents do not expect the cost of the current appeals process in the Second Circuit to be significant. (See “Risk Factors— There can be no assurance that the trust will have adequate funds to prosecute the litigation.”)

During the course of the proceedings, the court has made the following non-discovery related rulings, among others, and Information Resources and defendants have recently taken the following key actions:

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

•            As of October 31, 2004, fact discovery in the case was completed.

•            On December 3, 2004, the court granted defendants’ motion in limine, holding that Information Resources was barred from arguing that Nielsen’s pricing practices or discounts, including its bundling practices, were illegal or anti-competitive unless it could prove that they involved prices below short-run average variable costs, calculated without the inclusion of Nielsen’s fixed operations costs.

•            On January 27, 2005, the court issued a stipulated order dismissing all of Information Resources’ remaining claims with prejudice and on the merits for the purpose of allowing Information Resources to take an immediate appeal. Also on January 27, 2005, the court entered a final judgment against Information Resources, pursuant to the stipulated order and Rule 54 of the Federal Rules of Civil Procedure, dismissing Information Resources’ Amended Complaint with prejudice and on the merits so that Information Resources could take an immediate appeal.

•            Effective February 1, 2005, Information Resources filed a Notice of Appeal from the final judgment, which includes, among other things, the January 27, 2005 stipulated order of dismissal, as well as the court’s orders dated July 12, 2000 and February 6, 2001, pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its InfoScan services through its subsidiaries.

•            On February 25, 2005, the Second Circuit Court of Appeals issued a Scheduling Order for the appeal, pursuant to which appellant is required to file its brief on or before March 28, 2005 and appellees are required to file their responsive brief on or before April 27, 2005.

It is Information Resources’ view that the court’s December 3, 2004 ruling improperly extended and expanded the bright line test used for identifying predatory pricing to a different practice – bundling – resulting in the dismissal of Information Resources’ remaining claims for damages. It is also Information Resources’ view that the court also failed to take account of the synergistic effects of defendants’ several anti-competitive practices. With respect to Information Resources’ claims for damages in the European markets, it is Information Resources’ position that the court improperly granted defendants’ motion for summary judgment denying Information Resources standing. Information Resources believes that the court then compounded this error by denying Information Resources’ request to amend its complaint to add its subsidiaries as plaintiffs.

If Information Resources succeeds in its appeal in its entirety such that the final judgment, including the January 27, 2005 stipulated order, the July 12, 2000 order and the February 6, 2001 order, are reversed, Information Resources will likely seek an immediate trial of all claims that were dismissed by the January 27, 2005 order, as well as those claims that Information Resources and/or its subsidiaries were prevented from pursuing by the July 12, 2000 and the February 6, 2001 orders. In this event, Information Resources’ damage claim will increase by an amount not yet determined, but in excess of those damages calculated in the expert report of Professor Franklin Fisher initially filed on February 27, 2004, for the additional losses suffered in those European markets where Information Resources sold its services through subsidiaries. If, instead, the final judgment is affirmed with respect to the district court’s July 12, 2000 and February 6, 2001 rulings, but reversed with respect to the standard set out by the district court in its

December 3, 2004 ruling, then Information Resources will likely seek an immediate trial of the same claims for which it was seeking redress immediately prior to the district court’s December 3, 2004 ruling, claiming the same damages as those calculated in the February 27, 2004 expert report of Professor Franklin Fisher. Alternatively, if the final judgment is affirmed with respect to the standard set out by the district court in its December 3, 2004 ruling, but reversed with respect to the district court’s July 12, 2000 and February 6, 2001 rulings, then Information Resources will consider its possible courses of action, including, but not limited to, further appeals as set forth in the following paragraph or an immediate trial of all claims for damages suffered by Information Resources and/or its subsidiaries in European markets where Information Resources sold its services through its subsidiaries, subject to the district court’s December 3, 2004 ruling.

If Information Resources does not prevail on any part of its appeal before the Second Circuit Court of Appeals, Information Resources’ immediate recourse will likely be to seek a rehearing en banc from the Second Circuit. If that is unsuccessful, Information Resources would be entitled to seek review by the Supreme Court of the United States. If such review is denied, the case will be concluded. If Information Resources decides not to seek review by the Supreme Court or the Supreme Court denies Information Resources’ right to such a review, or having obtained the right to such a review, Information Resources does not obtain a favorable ruling from the Supreme Court, no award of monetary damages will be made to Information Resources and therefore, no monetary payment will be possible from the trust to the holders of rights certificates except to the extent any funds remain in the escrow fund at the conclusion of the litigation, in which case such funds shall be disbursed to the holders of rights certificates in accordance with the terms of the contingent value rights agreement. In the event that Information Resources does seek and obtain Supreme Court review and obtains a ruling in its favor, the case will likely be remanded to the United States Court of Appeals for the Second Circuit for proceedings consistent with the Supreme Court’s ruling.

There can be no assurance that Information Resources will prevail on all or any part of its appeal before the Second Circuit Court of Appeals or any further appeals should these become necessary, nor can there be any assurance that Information Resources will succeed in obtaining any recovery or be able to make any payment from the trust to the holders of rights certificates. (See “Risk Factors— There can be no assurance that Information Resources will prevail on all or any part of its appeal before the Second Circuit Court of Appeals or any subsequent appeals, if necessary.”) At this time, none of the trust, IRI Holdings, Inc., the rights agents, the litigation trustees, or any of their respective affiliates, is able to predict which, if any, of the possible outcomes set forth above are likely to occur, nor can any of the foregoing predict with any certainty what Information Resources’ response will be should any of the possible outcomes set forth above actually occur.

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling. As set forth above, on February 27, 2004, Information Resources filed the expert report of Professor Fisher. In that report, Professor Fisher opined that Information Resources has suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market, as a result of defendants’ practices that Professor Fisher has concluded are anticompetitive and through which Professor Fisher concludes defendants sought to monopolize the U.S. market. He has also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico, as a result of practices that Professor Fisher has concluded were anticompetitive and excluded Information Resources from these markets. If Information Resources succeeds on its appeal before the Second Circuit Court of Appeals in its entirety, such that the final judgment, including the January 27, 2005 stipulated order, the July 12, 2000 order and the February 6, 2001 order are reversed, Information Resources will likely seek an immediate trial of all claims that were dismissed by the January 27, 2005 order, as well as those claims that Information Resources and/or its subsidiaries were prevented from pursuing by the July 12, 2000 and the February 6, 2001 orders. In this event, Information Resources’ damage claim will increase by an amount not yet determined, but in excess of those damages calculated in the expert report of Professor Franklin Fisher initially filed on February 27, 2004, for the additional losses suffered in those European markets where Information Resources sold its services through subsidiaries.

None of the trust, IRI Holdings, Inc., Information Resources, or any of their respective affiliates, makes any representations as to the amount of any potential recovery from the antitrust litigation or when, if ever, any recovery may be obtained.

COUNSEL TO INFORMATION RESOURCES. Information Resources is currently represented in the antitrust litigation by the following law firms: Freeborn & Peters LLP; Hagens Berman LLP; and Fried, Frank, Harris, Schriver & Jacobson LLP.

Management of the Litigation

GENERAL. Under the terms of the contingent value rights agreement, the antitrust litigation is to be directed on behalf of Information Resources and the rights certificates holders by a body of five rights agents: two CVR Rights Agents, two Parent Rights Agents and one Independent Rights Agent. Under the contingent value rights agreement, the CVR Rights Agents are responsible for overseeing the day-to-day workings of the antitrust litigation. However, the approval of a majority of the rights agents is required for certain strategic decisions relating to the antitrust litigation. Further, a majority of the rights agents (other than the Independent Rights Agent) must approve any settlement of the litigation. The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources. The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources. On January 14, 2004, the CVR

Rights Agents and the Parent Rights Agents unanimously selected Travis Rhodes, investment analyst at Abrams Capital LLC, as the Independent Rights Agent. Mr. Rhodes was formerly employed by Fidelity Investments as a high-yield and distressed bond analyst. As of February 28, 2005, Mr. Durrett was the beneficial owner of 323,536 rights certificates, Ms. Weed was the beneficial holder of 47,736 rights certificates and Abrams Capital LLC was the beneficial owner of 3,023,700 rights certificates. None of IRI Holdings, Inc., Information Resources, Inc., Mr. Chisholm, Mr. Duffey or Mr. Rhodes was a beneficial owner of rights certificates as of February 28, 2005, although Mr. Rhodes maintains a personal investment in the Abrams Capital funds that own rights certificates.

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

COMPENSATION AND EXPENSES OF RIGHTS AGENTS. Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses (see “—Funding of Claims Expenses”). Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents. As of December 31, 2004, the total amount of $120,000 was incurred as compensation payments to the CVR Rights Agents for the twelve months of 2004. Mr. Rhodes has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

Material Federal Income Tax Consequences

For Federal income tax purposes, the trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity. Accordingly, each holder of a rights certificate will be treated for Federal income tax purposes as the owner of a pro rata share of the trust’s assets and will be treated as receiving any amounts received by the trust when those amounts are received by the trust (and as making payments to third parties when the trust pays such amounts). The trust files Form 1041, U.S. Income Tax Return for Estates and Trusts. The holders of rights certificates are provided an information statement reporting their portion of the trust’s income/loss.

Risk Factors

The Second Circuit Court of Appeals could determine that the District Court’s December 3, 2004 in limine ruling from which Information Resources is appealing was not a final judgment and therefore dismiss the appeal.

On January 27, 2005, the U.S. District Court issued a stipulated order dismissing all of Information Resources’ remaining claims with prejudice and on the merits for the purpose of allowing Information Resources to take an immediate appeal. At the same time, the court entered a final judgment against Information Resources. Effective February 1, 2005, Information Resources filed a Notice of Appeal from the final judgment, as well as from the court’s orders dated July 12, 2000 and February 6, 2001, pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its InfoScan services through its subsidiaries. The Second Circuit Court of Appeals could determine that the district court’s in limine ruling was not a final judgment, in which case the Second Circuit Court of Appeals would likely dismiss Information Resources’ appeal and remand the case to the district court for further proceedings consistent with the Second Circuit’s decision. If this were to occur, it is not clear what further proceedings would transpire at this point. While Information Resources believes this outcome is unlikely, there can be no assurances as to the future actions to be taken by the Second Circuit Court of Appeals.

There can be no assurance that Information Resources will prevail on all or any part of its appeal before the Second Circuit Court of Appeals or any subsequent appeals, if necessary.

While IRI believes that it has a strong case on appeal, there can be no assurances that IRI will prevail on all or any part of its appeal before the Second Circuit Court of Appeals or any subsequent appeals, should these become necessary, nor can there be any assurance that Information Resources will succeed in obtaining any recovery or be able to make any payment from the trust to the holders of rights certificates. In its appeal before the Second Circuit Court of Appeals, the court could affirm all of the district court’s rulings that are the subject of the appeal, reverse all of the district court’s rulings that are the subject of appeal or affirm in part and reverse in part. If Information Resources succeeds in its appeal before the Second Circuit in its entirety such that the final judgment, including the January 27, 2005 stipulated order, the July 12, 2000 order and the February 6, 2001 order, are reversed, Information Resources will likely seek an immediate trial of all claims that were dismissed by the January 27, 2005 order, as well as those claims that Information Resources and/or its subsidiaries were prevented from pursuing by the July 12, 2000 and the February 6, 2001 orders. In this event, Information Resources’ damage claim will increase by an amount not yet determined, but in excess of those damages calculated in the expert report of Professor Franklin Fisher initially filed on February 27, 2004, for the additional losses suffered in those European markets where Information Resources sold its services through subsidiaries. If, instead, the final judgment is affirmed with respect to the district court’s July 12, 2000 and February 6, 2001 rulings, but reversed with respect to the standard set out by the district court in its December 3, 2004 ruling, then Information Resources will likely seek an immediate trial of the same claims for which it was seeking redress immediately prior to the district court’s December 3, 2004 ruling, claiming the same damages as those calculated in the February 27, 2004 expert report of Professor Franklin Fisher. Alternatively, if the final judgment is affirmed with respect to the standard set out by the district court in its December 3, 2004 ruling, but reversed with respect to the district court’s July 12, 2000 and February 6, 2001 rulings, then Information Resources will consider its possible courses of action, including, but not limited to, further appeals as set forth in the following paragraph or an immediate trial of all claims for damages suffered by Information Resources and/or its subsidiaries in European markets where Information Resources sold its services through its subsidiaries, subject to the district court’s December 3, 2004 ruling.

If Information Resources does not prevail on any part of its appeal before the Second Circuit Court of Appeals, Information Resources’ immediate recourse will likely be to seek a rehearing en banc from the Second Circuit. If that is unsuccessful, Information Resources would be entitled to seek review by the Supreme Court of the United States. If such review is denied, the case will be concluded. If Information Resources decides not to seek review by the Supreme Court or the Supreme Court denies Information Resources’ right to such a review, or having obtained the right to such a review, Information Resources does not obtain a favorable ruling from the Supreme Court, no award of monetary damages will be made to Information Resources and therefore, no monetary payment will be possible from the trust to the holders of rights certificates except to the extent any funds remain in the escrow fund at the conclusion of the litigation, in which case such funds shall be disbursed to the holders of rights certificates in accordance with the terms of the contingent value rights agreement. In the event that Information Resources does seek and obtain Supreme Court review and obtains a ruling in its favor, the case will likely be remanded to the United States Court of Appeals for the Second Circuit for proceedings consistent with the Supreme Court’s ruling.

At this time, none of the trust, IRI Holdings, Inc., the rights agents, the litigation trustees, or any of their respective affiliates, is able to predict which, if any, of the possible outcomes set forth above are likely to occur, nor can any of the foregoing state with any certainty what Information Resources’ response will be should any of the possible outcomes set forth above actually occur.

The antitrust litigation is controlled by rights agents whose interests may not be aligned with those of the rights certificate holders.

The contingent value rights agreement provides that a body of five individuals acting as rights agents shall direct and supervise the antitrust litigation. Two rights agents were appointed by the Board of Directors of Information Resources that was in place immediately prior to the merger to represent the interests of the rights certificate holders, two were appointed by IRI Holdings, Inc., and those four individuals selected a fifth, independent rights agent. In making any decision or determination with respect to the antitrust litigation, the rights agents are required to maximize the present value to IRI Holdings, Inc. and the trust of any potential future litigation proceeds. A decision to settle the litigation requires the approval of a majority of the CVR Rights Agents and the Parent Rights Agents, therefore, either of the CVR Rights Agents, voting together, or the Parent Rights Agents, voting together, will have an effective veto over any decision to settle the antitrust litigation.

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

Based on agreements now in place with professionals involved in the antitrust litigation, representations made by those professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including the current appellate activity and any other appellate activity or retrial that may be necessary, given that the contingency fee arrangement Information Resources has entered into with Hagens Berman LLP specifically covers all appellate activity related to the litigation. In light of this, and based on current assumptions about the appeals process before the Second Circuit Court of Appeals, the rights agents do not expect the cost of the current appeals process in the Second Circuit to be significant. However, there can be no assurances that the trust will have adequate resources to fully prosecute the litigation, especially given the unpredictable nature of litigation generally. If the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

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

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the year ended December 31, 2004, as well as the amounts available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548

Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account as of December 31, 2004	(6,110,914

)

Interest Earned on Balance of Escrow Fund as of December 31, 2004	32,028

Litigation Escrow Account Fund Balance, December 31, 2004	3,966,662

EXPENSES

Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of December 31, 2004	(173,492

)

Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of December 31, 2004	(10,000

)

Claims Expenses Incurred but Unpaid by Information Resources, Inc. for services rendered / expenses incurred as of December 31, 2004	(362,371

)

Total Claims Expenses	(545,863

)

Funds Available for Future Claims Expenses as of December 31, 2004	$3,420,799

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Litigation Trustees

Information Resources, Inc. Litigation Contingent Payment Rights Trust

We have audited the accompanying balance sheet of Information Resources, Inc. Litigation Contingent Payment Rights Trust (“the Trust”) as of December 31, 2004 and 2003 and the related statement of operations, changes in certificateholders’ equity and cash flows for the year ended December 31, 2004 and for the period from inception through December 31, 2003. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Resources, Inc Litigation Contingent Payment Rights Trust at December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from inception through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Information Resources, Inc. Litigation Contingent Payment Rights Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Litigation Trustees

Information Resources, Inc. Litigation Contingent Payment Rights Trust

We have audited the Litigation Trustees’ assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Information Resources, Inc. Litigation Contingent Payment Rights Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Litigation Trustees of Information Resources, Inc. Litigation Contingent Payment Rights Trust’s are responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Litigation Trustees’ assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Litigation Trustees’ assessment that Information Resources, Inc. Litigation Contingent Payment Rights Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Information Resources, Inc. Litigation Contingent Payment Rights Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 financial statements of Information Resources, Inc. Litigation Contingent Payment Rights Trust and our report dated March 4, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
March 4, 2005

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,128,143 and 29,082,358 were issued and outstanding, respectively	—	—
Contributed Capital	313,689	13,000
Accumulated Deficit	(313,689)	(13,000)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2004	For the Period From Inception Through December 31, 2003
REVENUE	$—	$—

EXPENSES
Rights Agents fees	(120,000)	(10,000)
Legal fees	(132,883)	—
Audit fees	(39,000)	—
Other fees	(8,806)	(3,000)

Total expenses	(300,689)	(13,000)

Net loss	$(300,689)	$(13,000)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CHANGES IN CERTIFICATEHOLDERS’ EQUITY

For the year ended December 31, 2004 and for the period from inception through December 31, 2003

	Certificates	Contributed Capital	Accumulated Deficit	Total Certificateholders’ Equity

Balance at Inception	$—	$—	$—	$—

Contributed Capital	—	13,000	—	13,000
Net loss for the period from inception through December 31, 2003	—	—	(13,000)	(13,000)

Balance at December 31, 2003	—	13,000	(13,000)	—

Contributed Capital	—	300,689	—	300,689
Net loss for the year ended December 31, 2004	—	—	(300,689)	(300,689)

Balance at December 31, 2004	$—	$313,689	$(313,689)	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2004	For the Period From Inception Through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(300,689)	$(13,000)

Net cash used by operating activities	(300,689)	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from Information Resources, Inc.	300,689	13,000

Net cash provided by financing activities	300,689	13,000

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

Income Taxes

For Federal income tax purposes, the CVR Trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity. Accordingly, each holder of a rights certificate will be treated for federal income tax purposes as the owner of a pro rata share of the CVR Trust’s assets and will be treated as receiving any amounts received by the CVR Trust when those amounts are received by the CVR Trust (and as making payments to third parties when the CVR Trust pays such amounts). It is expected that the CVR Trust will file Form 1041, U.S. Income Tax Return for Estates and Trusts, and provide the holders of rights certificates with an information statement reporting their portion of the CVR Trust’s income/loss.

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

RECENT EVENTS. On February 27, 2004, Information Resources filed its expert report prepared by Professor Franklin Fisher, who, among other things, opined both on defendants’ liability and Information Resources’ damages. In general, Professor Fisher concluded that defendants engaged in a series of anticompetitive practices, both in the U.S. and abroad, aimed at monopolizing the U.S. market and excluding Information Resources from non-U.S. markets. Professor Fisher opined that a dangerous probability existed when defendants undertook these practices that they would have monopolized the U.S. market had government authorities not intervened. On February 27, 2004, Information Resources also notified the court that, in order to expedite the prosecution of the antitrust litigation, it had elected not to pursue as separate claims for damages any of the following: 1) per se tying claim (Count I); 2) monopolization and attempted monopolization of certain export markets, specifically Australia, Austria, Belgium, Brazil, Denmark, Finland, Indonesia, Ireland, Hong Kong, Korea, Luxembourg, Malaysia, New Zealand, Norway, Philippines, Portugal, Singapore, Taiwan, Thailand and Switzerland (Counts III and IV); 3) monopoly leveraging (Count VI); or 4) tortious interference with contract and prospective business relationship (Counts VII and VIII). As of October 31, 2004, fact discovery in the case was completed.

On September 3, 2004, defendants filed two new motions: (1) a Motion for Reconsideration of the court’s December 7, 1998 ruling that the European Commission’s Statement of Objections against defendants would be received into evidence at trial, and (2) a Motion in Limine seeking to exclude from trial evidence of certain of defendants’ retail tracking contracts. On December 3, 2004, the court held that Information Resources was barred from arguing that Nielsen’s pricing practices or discounts, including its bundling practices, were illegal or anti-competitive unless it could prove that they involved prices below short-run average variable costs, calculated without the inclusion of Nielsen’s fixed operations costs. On January 27, 2005, the court issued a stipulated order dismissing all of Information Resources’ remaining claims with prejudice and on the merits for the purpose of allowing Information Resources to take an immediate appeal. At this time, the court also entered a final judgment against Information Resources. Effective February 1, 2005, Information Resources filed a Notice of Appeal appealing to the United States Court of Appeals for the Second Circuit the final judgment entered against it on January 27, 2005, including the court’s January 27, 2005 order and its December 3, 2004 ruling, as well as its July 12, 2000 and February 6, 2001 orders pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its InfoScan services through its subsidiaries. On February 25, 2005, the Second Circuit Court of Appeals issued a Scheduling Order for the appeal, pursuant to which appellant is required to file its brief on or before March 28, 2005 and appellees are required to file their responsive brief on or before April 27, 2005.

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling. As set forth above, on February 27, 2004, Information Resources filed the expert report of Professor Fisher. In that report, Professor Fisher opined that Information Resources has suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market, as a result of defendants’ practices that Professor Fisher has concluded are anticompetitive and through which Professor Fisher concludes defendants sought to monopolize the U.S. market. He has also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico, as a result of practices that Professor Fisher has concluded were anticompetitive and excluded Information Resources from these markets. If Information Resources succeeds on its appeal before the Second Circuit Court of Appeals in its entirety, such that the final judgment, including the January 27, 2005 order, the July 12, 2000 order and the February 6, 2001 order are reversed, Information Resources will likely seek an immediate trial of all claims that were dismissed by the January 27, 2005 order, as well as those claims that Information Resources and/or its subsidiaries were prevented from pursuing by the July 12, 2000 and the February 6, 2001 orders. In this event, Information Resources’ damage claim will increase by an amount not yet determined, but in excess of those damages calculated in the expert report of Professor Franklin Fisher initially filed on February 27, 2004, for the additional losses suffered in those European markets where Information Resources sold its services through subsidiaries.

3.              CLAIMS EXPENSES / ESCROW ACCOUNT

Claims expenses are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph. “Claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, generally (i) including any amounts paid to or on behalf of the rights agents (the persons responsible for directing the antitrust litigation for the benefit of Information Resources and the rights certificate holders) but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws. Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses. As of December 31, 2004, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of December 31, 2004, the escrow account balance was $3,966,662.

As of May 14, 2004, Information Resources engaged Hagens Berman LLP on a full contingency fee basis to serve as Information Resources’ lead trial counsel in the antitrust litigation, including any appellate activity and retrial if necessary. Based on the contingency fee agreement with Hagens Berman, as well as agreements now in place with other professionals involved in the antitrust litigation, representations made by these professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including the current appellate activity and any other appellate activity or retrial that may be necessary.  However, given the unpredictable nature of litigation generally, there can be no assurances that this will be the case. If, for any reason, the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

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

4.              COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses. Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents. As of December 31, 2004, the total amount of $120,000 was incurred as compensation payments to the CVR Rights Agents for the twelve months of 2004. Mr. Travis Rhodes, the Independent Rights Agent, has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)               Evaluation of Disclosure Controls and Procedures

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of December 31, 2004.

(b)              Management’s Report on Internal Control over Financial Reporting

The litigation trustees are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The litigation trustees conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the litigation trustees concluded that the registrant’s internal control over financial reporting was effective as of December 31, 2004. The litigation trustees’ assessment of the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)               Changes in Internal Control over Financial Reporting

There have been no changes in the registrant’s internal controls, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to December 31, 2004.  The litigation trustees are not aware of any significant or material weaknesses; therefore, no corrective actions have been taken.

ITEM 9B. Other Information

None.

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

(f)                 Code of Ethics

In light of the unique nature of the trust, the litigation trustees have determined that it is not appropriate or necessary to adopt a code of ethics.

ITEM 11. Executive Compensation

Litigation trustees are not entitled to compensation for their services as litigation trustees.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2004, litigation trustees Joseph P. Durrett and Monica M. Weed beneficially own 323,536 and 47,736 rights certificates, respectively.

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14. Principal Accounting Fees and Services

	2004	2003
Audit Fees	$24,000	$15,000

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Report:

1. Financial Statements

The consolidated financial statements of the registrant are included in Part II, Item 8 of this Report.

2. Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or in the notes to the financial statements.

(b) Exhibits

10.1	Amended and Restated Declaration of Trust (1).
10.2	Contingent Value Rights Agreement (2).
10.3	Amendment No. 1 to Contingent Value Rights Agreement (3).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett filed with this Form 10-K.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Monica M. Weed filed with this Form 10-K.
32.1

Certification of Annual Report by Litigation Trustee Joseph P. Durrett furnished with this Form 10-K. This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.2

Certification of Annual Report by Litigation Trustee Monica M. Weed furnished with this Form 10-K. This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003.
(2)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003.
(3)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 21, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 11, 2005

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT RIGHTS PAYMENT TRUST

	By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH P. DURRETT	Litigation Trustee	March 11, 2005
Joseph P. Durrett

/s/ MONICA M. WEED	Litigation Trustee	March 11, 2005
Monica M. Weed

INDEX TO EXHIBITS

10.1	Amended and Restated Declaration of Trust (1).
10.2	Contingent Value Rights Agreement (2).
10.3	Amendment No. 1 to Contingent Value Rights Agreement (3).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett filed with this Form 10-K.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Monica M. Weed filed with this Form 10-K.
32.1

Certification of Annual Report by Litigation Trustee Joseph P. Durrett furnished with this Form 10-K. This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.2

Certification of Annual Report by Litigation Trustee Monica M. Weed furnished with this Form 10-K. This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be incorporated by reference into any filing of the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003.
(2)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 12, 2003.
(3)	Exhibit is incorporated by reference to the Current Report on Form 8-K, filed with the SEC on January 21, 2004.