Form 10-Q
period 2005-03-31
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2005-05-04
CIK 1260946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

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

At April 29, 2005, there were 32,135,728 rights certificates, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	March 31, 2005	December 31, 2004
(Unaudited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,135,217 and 32,128,143 were issued and outstanding, respectively	—	—
Contributed Capital	400,839	313,689
Accumulated Deficit	(400,839)	(313,689)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUE	$—	$—

EXPENSES
Rights Agents fees	(30,000)	(30,000)
Legal fees	(48,953)	(57,753)
Audit fees	(6,625)	(15,000)
Other fees	(1,572)	—

Total expenses	(87,150)	(102,753)

Net loss	$(87,150)	$(102,753)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(87,150)	$(102,753)

Net cash used by operating activities	(87,150)	(102,753)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from IRI Holdings, Inc.	87,150	102,753

Net cash provided by financing activities	87,150	102,753

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

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

GENERAL. On July 27, 1996, Information Resources filed an antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Company and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et al. No. 96 CIV. 5716. In the lawsuit, Information Resources alleged that the defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, and the common law by engaging in a series of unlawful practices through which Information Resources claimed that defendants attempted to regain monopoly power in the U.S. market for retail tracking services and exclude competition from 30 markets outside the U.S., where Nielsen dominated. Through the antitrust litigation, Information Resources sought to enjoin those practices and to recover damages in excess of $650 million, before trebling. Information Resources demanded a trial by jury, and the case has been assigned to the Honorable Louis L. Stanton. It is Information Resources’ position that it continues to suffer damages to this day as a result of the defendants’ allegedly unlawful practices which it believes were aimed at undermining competition by financially crippling Information Resources. Information Resources is represented by the law firms of Hagens Berman Sobol Shapiro LLP (formerly Hagens Berman LLP), Freeborn & Peters LLP and Fried, Frank, Harris, Shriver & Jacobson LLP in the litigation.

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

On September 3, 2004, defendants filed two new motions: (1) a Motion for Reconsideration of the court’s December 7, 1998 ruling that the European Commission’s Statement of Objections against defendants would be received into evidence at trial, and (2) a Motion in Limine seeking to exclude from trial evidence of certain of defendants’ retail tracking contracts. On December 3, 2004, the court held that Information Resources was barred from arguing that Nielsen’s pricing practices or discounts, including its bundling practices, were illegal or anti-competitive unless it could prove that they involved prices below short-run average variable costs, calculated without the inclusion of Nielsen’s fixed operations costs. On January 27, 2005, the court issued a stipulated order dismissing all of Information Resources’ remaining claims with prejudice and on the merits for the purpose of allowing Information Resources to take an immediate appeal. At the same time, the court also entered a final judgment against Information Resources.

Effective February 1, 2005, Information Resources filed a Notice of Appeal appealing to the United States Court of Appeals for the Second Circuit the final judgment entered against it on January 27, 2005, including the court’s January 27, 2005 order and its December 3, 2004 ruling, as well as its July 12, 2000 and February 6, 2001 orders pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its InfoScan services through its subsidiaries. On April 15, 2005, Information Resources, as appellant, filed its brief in the Second Circuit Court of Appeals.  Appellees are required to file their responsive brief on or before May 16, 2005 unless they request and are granted an extension. Information Resources will then have the opportunity to file a reply brief thereafter. All briefs filed in this case with the Second Circuit Court of Appeals are a matter of public record and should be available for viewing in the clerk’s office of the Second Circuit Court of Appeals.  Hagens Berman, Information Resources’ lead trial counsel in this case, has also posted Information Resources’ April 15, 2005 appellate brief on its website at www.hbsslaw.com.  Hagens Berman intends to make defendants’ responsive appellate brief and Information Resources’ reply appellate brief available on its website once filed with the Second Circuit.  All other materials filed with the Second Circuit Court of Appeals in this case, if publicly available, should be obtained directly from the clerk’s office of the Second Circuit Court of Appeals.

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling. As set forth above, on February 27, 2004, Information Resources filed the expert report of Professor Fisher. In that report, Professor Fisher opined that Information Resources has suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market, as a result of defendants’ practices that Professor Fisher has concluded are anticompetitive and through which Professor Fisher concludes defendants sought to monopolize the U.S. market. He has also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico, as a result of practices that Professor Fisher has concluded were anticompetitive and excluded Information Resources from these markets. If Information Resources succeeds on its appeal before the Second Circuit Court of Appeals in its entirety, such that the final judgment, including the January 27, 2005 order, the July 12, 2000 order and the February 6, 2001 order, are reversed, Information Resources will likely seek an immediate trial of all claims that were dismissed by the January 27, 2005 order, as well as those claims that Information Resources and/or its subsidiaries were prevented from pursuing by the July 12, 2000 and the February 6, 2001 orders. In this event, Information Resources’ damage claim will increase by an amount not yet determined, but in excess of those damages calculated in the expert report of Professor Franklin Fisher initially filed on February 27, 2004, for the additional losses suffered in those European markets where Information Resources sold its services through subsidiaries.

3.     CLAIMS EXPENSES / ESCROW ACCOUNT

Claims expenses are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph. “Claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, generally (i) including any amounts paid to or on behalf of the rights agents (the persons responsible for directing the antitrust litigation for the benefit of Information Resources and the rights certificate holders) but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws. Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses. As of March 31, 2005, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of March 31, 2005, the escrow account balance was $3,474,142.

As of May 14, 2004, Information Resources engaged Hagens Berman Sobol Shapiro LLP (formerly Hagens Berman LLP) on a full contingency fee basis to serve as Information Resources’ lead trial counsel in the antitrust litigation, including any appellate activity and retrial if necessary. Based on the contingency fee agreement with Hagens Berman, as well as agreements now in place with other professionals involved in the antitrust litigation, representations made by these professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including the current appellate activity and any other appellate activity or retrial that may be necessary.  However, given the unpredictable nature of litigation generally, there can be no assurances that this will be the case. If, for any reason, the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

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

4.     COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses. Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents. As of March 31, 2005, the total amount of $30,000 was incurred as compensation payments to the CVR Rights Agents for the first quarter of 2005. Mr. Travis Rhodes, the Independent Rights Agent, has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

As of 1996, Information Resources, Inc. (“Information Resources”) has been involved in antitrust litigation (the “antitrust litigation” or the “litigation”) against The Dun & Bradstreet Corp., A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. (For a complete description of the litigation and its current status, see “The Litigation” below.) In December 2003, all of the outstanding shares of Information Resources common stock were acquired by Gingko Acquisition Corp. pursuant to a tender offer and subsequent merger of Gingko Acquisition Corp. with and into Information Resources. In connection with this acquisition, the Information Resources, Inc. Litigation Contingent Payment Rights Trust (the “trust”) was created primarily to distribute any proceeds from the litigation received by the trust to holders of rights certificates. As part of the merger consideration paid by Gingko Acquisition Corp., certain shareholders of common stock of Information Resources received contingent value rights certificates (“rights certificates”), which represent undivided beneficial interests in the assets of the trust. The rights certificates entitle the holders to a pro rata portion of any proceeds received by Information Resources in the litigation. Set forth below are descriptions of: (i) the trust; (ii) the rights certificates and the rights thereunder; (iii) payments made to the trust; (iv) expenses and escrow fund; (v) the litigation and the management thereof; (vi) material federal income tax consequences; and (vii) a summary of financial information. Also below is a discussion of certain risk factors that may affect the trust and the rights of holders of the rights certificates.

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

The declaration of trust also governs the terms and conditions of the rights certificates. The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust. Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below. As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable. At March 31, 2005, 32,135,217 rights certificates had been issued and were outstanding as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED

Information Resources common stockholders	30,452,751

Information Resources stock option and restricted stockholders	1,682,466

Total rights certificates issued	32,135,217

At March 31, 2005, 3,629 rights certificates had not been issued relating to the fact that the trust had not yet received complete documentation from all stock or stock option holders and further relating to the fact that certain holders of shares of Information Resources stock had notified Information Resources that they intended to exercise their appraisal rights with respect to a total of 3,000 shares of Information Resources stock. The time period for exercising appraisal rights has since expired and both Information Resources and the transfer agent have contacted these holders to encourage them to surrender their certificates in exchange for merger consideration consisting of $3.30 net per share in cash, plus one rights certificate per share.

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

Expenses; Escrow Fund

FUNDING OF CLAIMS EXPENSES. Claims expenses (as defined below) are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph. (See Part I, Item 2 below — Summary Financial Information.) As used herein, the term “claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws. Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses. As of March 31, 2005, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

ESCROW FUND. Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of March 31, 2005, the escrow account balance was $3,474,142.

As of April 29, 2005, Information Resources has been reimbursed out of the escrow fund for certain claims expenses it has paid, and certain third party providers have been paid directly out of the escrow fund for other claims expenses, in the total amount of $6,797,401.  Information Resources has paid an additional amount of $43,434 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent. Information Resources has also received invoices for claims expenses in the amount of $32,484 that remain unpaid as of April 29, 2005. After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund, including all interest earned on the balance as of March 31, 2005, will be $3,219,300.

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

CONTINGENCY FEE ARRANGEMENTS. On September 17, 2002, Information Resources entered into a partial contingency fee arrangement with Freeborn & Peters LLP, one of the law firms representing it in the antitrust litigation. In May of 2004, Information Resources also entered into full contingency fee arrangements with Hagens Berman Sobol Shapiro LLP (formerly Hagens Berman LLP), the lead trial counsel in the antitrust litigation, and Boies, Schiller & Flexner LLP, the former lead trial counsel in the antitrust litigation.

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

Under the full contingency fee arrangement with Hagens Berman, Hagens Berman has agreed to represent Information Resources through the trial in the litigation, as well as through any appeals or any retrial, in consideration for a contingency fee to be calculated as follows: If the litigation is settled before a jury is sworn in, Information Resources will pay Hagens Berman a contingency fee equal to the sum of 6% of the first $100 million of any recovery, 5% of the second $100 million of any recovery, 4% of the third $100 million of any recovery and 3% of the amount of any recovery in excess of $300 million. If Information Resources settles the case after a jury is sworn in or obtains a verdict in its favor, Information Resources will instead pay Hagens Berman a contingency fee equal to 8% of any recovery. As part of this contingency fee arrangement, Information Resources is responsible for paying all expenses incurred by Hagens Berman and Information Resources to prosecute the litigation in accordance with a mutually agreed upon budget. Any expenses incurred in excess of the budget will be advanced by Hagens Berman, to be reimbursed to it out of any balance in the escrow fund referred to above on mutually agreed upon terms. Substantially all costs (excluding legal fees for counsel representing Information Resources in the litigation) paid directly or reimbursed by Information Resources or out of the escrow fund since the inception of the case will be deducted from any recovery before calculating Hagens Berman’s contingency fee. No contingency fee shall be paid to Hagens Berman on the award by a court of fees, costs or interest.

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

THE GOVERNMENT INVESTIGATIONS. When the defendants in the antitrust litigation refused to end these practices, Information Resources alerted antitrust regulatory authorities in Canada, the United States and Europe. First, Information Resources complained to the Canadian Director of Investigation and Research concerning exclusive data contracts with retailers and long-term contracts with manufacturers that Nielsen had executed in Canada. Information Resources claimed that those contracts prevented Information Resources’ entry into the Canadian market. The Canadian Director of Investigation and Research conducted an investigation and thereafter filed an application on April 5, 1994 against Nielsen’s practices before the Canadian Competition Tribunal. On August 30, 1995, the Canadian Competition Tribunal issued an order concluding that Nielsen, the sole supplier of retail tracking services in Canada, had unlawfully excluded Information Resources from the market. The Canadian Competition Tribunal ordered that Nielsen could not enforce any of the provisions of its contracts with retailers or manufacturers that the tribunal had concluded were anticompetitive.

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

On December 3, 2004, the U.S. District Court presiding over the litigation granted defendants’ motion in limine, holding that Information Resources was barred from arguing that Nielsen’s pricing practices or discounts, including its bundling practices, were illegal or anti-competitive unless it could prove that they involved prices below short-run average variable costs, calculated without the inclusion of Nielsen’s fixed operations costs. On January 27, 2005, the court issued a stipulated order dismissing all of Information Resources’ remaining claims with prejudice and on the merits for the purpose of allowing Information Resources to take an immediate appeal. At this time, the court also entered a final judgment against Information Resources. Information Resources stipulated to the court’s order and to a final judgment being entered against it because it could not meet the standard that the court set forth in its December 3, 2004 in limine order (as summarized in the first sentence of this paragraph above). While Information Resources believes that this standard is erroneous, it determined that it could not prove its remaining claims without the critical evidence of Nielsen’s bundled contracts that was excluded by the in limine ruling.

Effective February 1, 2005, Information Resources filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit appealing the final judgment entered against it on January 27, 2005, as well as the earlier rulings pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its InfoScan services through its subsidiaries. On April 15, 2005, Information Resources, as appellant, filed its brief in the Second Circuit Court of Appeals.  Appellees are required to file their responsive brief on or before

May 16, 2005 unless they request and are granted an extension.  Information Resources will then have the opportunity to file a reply brief thereafter. All briefs filed in this case with the Second Circuit Court of Appeals are a matter of public record and should be available for viewing in the clerk’s office of the Second Circuit Court of Appeals.  Hagens Berman, Information Resources’ lead trial counsel in this case, has also posted Information Resources’ April 15, 2005 appellate brief on its website at www.hbsslaw.com.  Hagens Berman intends to make defendants’ responsive appellate brief and Information Resources’ reply appellate brief available on its website once filed with the Second Circuit.  All other materials filed with the Second Circuit Court of Appeals in this case, if publicly available, should be obtained directly from the clerk’s office of the Second Circuit Court of Appeals.

The Court is currently in the process of scheduling a date for oral argument of the appeal, which is expected to occur sometime during the 2005 calendar year. (See “Risk Factors— There can be no assurance that Information Resources will prevail on all or any part of its appeal before the Second Circuit Court of Appeals or any subsequent appeals, if necessary.”) The contingency fee arrangement in place with Hagens Berman specifically covers all appellate activity related to the litigation. In light of this, and based on current assumptions about the appeals process before the Second Circuit Court of Appeals, the rights agents do not expect the cost of the current appeals process in the Second Circuit to be significant. (See “Risk Factors— There can be no assurance that the trust will have adequate funds to prosecute the litigation.”)

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

•    On February 6, 2001, the court denied Information Resources’ motion to substitute its subsidiaries as plaintiffs for those claims dismissed by the court’s order of July 12, 2000, on the ground that the court lacked subject matter jurisdiction over the subsidiaries’ claims. The court also clarified that its order of July 12, 2000 prohibited Information Resources from suing to recover damages for any weakening of its competitive position in the United States because of reduced revenue from its foreign subsidiaries. The court also clarified that its order of July 12, 2000 did not dismiss Information Resources’ claims in markets that Information Resources was prepared to or attempted to enter, but from which it claimed it was excluded. Information Resources alleged that it was completely excluded and never operated a service either directly or through a subsidiary in 22 of the 30 foreign markets identified by Information Resources in its Amended Complaint.

•    On April 28, 2003, the court ruled that Information Resources had standing to assert its claims for injury in the U.S. as a result of defendants’ foreign conduct that allegedly drained Information Resources of U.S. resources necessary to compete in the domestic market, as set forth in Information Resources’ letters to the court dated November 15 and December 19, 2002. The court also denied defendants’ motion for summary judgment seeking to dismiss Information Resources’ claims of injury in the 22 foreign markets not covered by its previous orders of July 12, 2000 and February 6, 2001.

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

•    On July 23, 2004, the court officially admitted the law firm of Hagens Berman Sobol Shapiro LLP (formerly Hagens Berman LLP) in place of the law firm of Boies, Schiller & Flexner LLP to serve as co-counsel representing Information Resources in the antitrust litigation.

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

•    On April 15, 2005, Information Resources filed its brief in the Second Circuit Court of Appeals.  Appellees are required to file their responsive brief on or before May 16, 2005 unless they request and are granted an extension.  Information Resources will then have the opportunity to file a reply brief thereafter.

It is Information Resources’ view that the court’s December 3, 2004 ruling improperly extended and expanded the bright line test used for identifying predatory pricing to a different practice — bundling — resulting in the dismissal of Information Resources’ remaining claims for damages. It is also Information Resources’ view that the court also failed to take account of the synergistic effects of defendants’ several anti-competitive practices. With respect to Information Resources’ claims for damages in the European markets, it is Information Resources’ position that the court improperly granted defendants’ motion for summary judgment denying Information Resources standing. Information Resources believes that the court then compounded this error by denying Information Resources’ request to amend its complaint to add its subsidiaries as plaintiffs.

If Information Resources succeeds in its appeal in its entirety such that the final judgment, including the January 27, 2005 stipulated order, the July 12, 2000 order and the February 6, 2001 order, are reversed, Information Resources will likely seek an immediate trial of all claims that were dismissed by the January 27, 2005 order, as well as those claims that Information Resources and/or its subsidiaries were prevented from pursuing by the July 12, 2000 and the February 6, 2001 orders. In this event, Information Resources’ damage claim will increase by an amount not yet determined, but in excess of those damages calculated in the expert report of Professor Franklin Fisher initially filed on February 27, 2004, for the additional losses suffered in those European markets where Information Resources sold its services through subsidiaries. If, instead, the final judgment is affirmed with respect to the district court’s July 12, 2000 and February 6, 2001 rulings, but reversed with respect to the standard set out by the district court in its December 3, 2004 ruling, then Information Resources will likely seek an immediate trial of the same claims for which it was seeking redress immediately prior to the district court’s December 3, 2004 ruling, claiming the same damages as those calculated in the February 27, 2004 expert report of Professor Franklin Fisher. Alternatively, if the final judgment is affirmed with respect to the standard set out by the district court in its December 3, 2004 ruling, but reversed with respect to the district court’s July 12, 2000 and February 6, 2001 rulings, then Information Resources will consider its possible courses of action, including, but not limited to, further appeals as set forth in the following paragraph or an immediate trial of all claims for damages suffered by Information Resources and/or its subsidiaries in European markets where Information Resources sold its services through its subsidiaries, subject to the district court’s December 3, 2004 ruling.  If Information Resources succeeds in its appeal in part or in its entirety, defendants will have the right to seek a rehearing en banc from the Second Circuit.  If that is unsuccessful, defendants would be entitled to seek review by the Supreme Court of the United States.

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

COUNSEL TO INFORMATION RESOURCES. Information Resources is currently represented in the antitrust litigation by the following law firms: Freeborn & Peters LLP; Hagens Berman Sobol Shapiro LLP (formerly Hagens Berman LLP); and Fried, Frank, Harris, Schriver & Jacobson LLP.

Management of the Litigation

GENERAL. Under the terms of the contingent value rights agreement, the antitrust litigation is to be directed on behalf of Information Resources and the rights certificates holders by a body of five rights agents: two CVR Rights Agents, two Parent Rights Agents and one Independent Rights Agent. Under the contingent value rights agreement, the CVR Rights Agents are responsible for overseeing the day-to-day workings of the antitrust litigation. However, the approval of a majority of the rights agents is required for certain strategic decisions relating to the antitrust litigation. Further, a majority of the rights agents (other than the Independent Rights Agent) must approve any settlement of the litigation. The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources. The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources. On January 14, 2004, the CVR Rights Agents and the Parent Rights Agents unanimously selected Travis Rhodes, investment analyst at Abrams Capital LLC, as the Independent Rights Agent. Mr. Rhodes was formerly employed by Fidelity Investments as a high-yield and distressed bond analyst. As of April 29, 2005, Mr. Durrett was the beneficial owner of 323,536 rights certificates, Ms. Weed was the beneficial holder of 47,736 rights certificates and Abrams Capital LLC was the beneficial owner of 3,023,700 rights certificates. None of IRI Holdings, Inc., Information Resources, Mr. Chisholm, Mr. Duffey or Mr. Rhodes was a beneficial owner of rights certificates as of April 29, 2005, although Mr. Rhodes maintains a personal investment in the Abrams Capital funds that own rights certificates.

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

COMPENSATION AND EXPENSES OF RIGHTS AGENTS. Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses (see “—Funding of Claims

Expenses”). Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents. As of March 31, 2005, the total amount of $30,000 was incurred as compensation payments to the CVR Rights Agents for the first quarter of 2005. Mr. Rhodes has not sought any compensation in connection with his services as the Independent Rights Agent and has informed the trust that he will not seek remuneration in the future for services as the Independent Rights Agent.

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

Based on agreements now in place with professionals involved in the antitrust litigation, representations made by those professionals, and facts known to the rights agents today, the rights agents believe that the trust will have adequate funds to prosecute the litigation, including the current appellate activity and any other appellate activity or retrial that may be necessary, given that the contingency fee arrangement Information Resources has entered into with Hagens Berman specifically covers all appellate activity related to the litigation. In light of this, and based on current assumptions about the appeals process before the Second Circuit Court of Appeals, the rights agents do not expect the cost of the current appeals process in the Second Circuit to be significant. However, there can be no assurances that the trust will have adequate resources to fully prosecute the litigation, especially given the unpredictable nature of litigation generally. If the trust were not to have adequate funds to fully prosecute the litigation, this could adversely affect the litigation, decrease the amount of any payments to be made in connection with the litigation and increase the possibility that no payments will be made in connection with the litigation.

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

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the year ended December 31, 2004 and the period ended March 31, 2005, as well as the amounts available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account as of December 31, 2004	(6,110,914)
Interest Earned on Balance of Escrow Fund as of December 31, 2004	32,028
Litigation Escrow Account Fund Balance, December 31, 2004	3,966,662
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account from January 1, 2005 through March 31, 2005	(507,563)
Interest Earned on Balance of Escrow Fund from January 1, 2005 through March 31, 2005	15,043
Litigation Escrow Account Fund Balance, March 31, 2005	3,474,142
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of March 31, 2005	(38,967)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of March 31, 2005	(20,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc. for services rendered / expenses incurred as of March 31, 2005	(185,875)
Total Claims Expenses	(244,842)

Funds Available for Future Claims Expenses as of March 31, 2005	$3,229,300

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4.   Controls and Procedures.

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of March 31, 2005.  There have been no changes in the registrant’s internal controls during the quarter ended March 31, 2005, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to that date.

PART II — OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Registrant is not a party to any legal proceedings.  For a discussion of the litigation in which the Registrant has an interest, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Litigation.”

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

Dated: May 4, 2005

INFORMATION RESOURCES, INC. CONTINGENT RIGHTS PAYMENT TRUST

By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2005.

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