Form 10-Q
period 2005-06-30
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2005-08-01
CIK 1260946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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

At July 25, 2005, there were 32,135,745 rights certificates, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	June 30, 2005	December 31, 2004
(Unaudited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,135,745 and 32,128,143 were issued and outstanding, respectively	—	—
Contributed Capital	454,587	313,689
Accumulated Deficit	(454,587)	(313,689)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUE	$—	$—	$—	$—

EXPENSES
Rights Agents fees	(30,000)	(30,000)	(60,000)	(60,000)
Legal fees	(15,142)	(21,624)	(64,095)	(79,377)
Audit fees	(6,625)	—	(13,250)	(15,000)
Other fees	(1,981)	(8,014)	(3,553)	(8,014)

Total expenses	(53,748)	(59,638)	(140,898)	(162,391)

Net loss	(53,748)	(59,638)	$(140,898)	$(162,391)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(140,898)	$(162,391)

Net cash used by operating activities	(140,898)	(162,391)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from IRI Holdings, Inc.	140,898	162,381

Net cash provided by financing activities	140,898	162,391

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

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

Effective February 1, 2005, Information Resources filed a Notice of Appeal appealing to the United States Court of Appeals for the Second Circuit the final judgment entered against it on January 27, 2005, including the court’s January 27, 2005 order and its December 3, 2004 ruling, as well as its July 12, 2000 and February 6, 2001 orders pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its InfoScan services through its subsidiaries. On April 15, 2005, Information Resources, as appellant, filed its brief in the Second Circuit Court of Appeals.  Appellees filed their responsive brief on May 16, 2005. Information Resources then filed its reply brief on June 7, 2005. All briefs filed in this case with the Second Circuit Court of Appeals are a matter of public record and should be available for viewing in the clerk’s office of the Second Circuit Court of Appeals.  Hagens Berman, Information Resources’ lead trial counsel in this case, has also posted Information Resources’ April 15, 2005 appellate brief, appellees’ May 16, 2005 responsive brief and Information Resources’ June 7, 2005 reply brief on its website at www.hbsslaw.com.  All other materials filed with the Second Circuit Court of Appeals in this case, if publicly available, should be obtained directly from the clerk’s office of the Second Circuit Court of Appeals.

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling. As set forth above, on February 27, 2004, Information Resources filed the expert report of Professor Fisher. In that report, Professor Fisher opined that Information Resources has suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market as a result of defendants’ practices that Professor Fisher has concluded are anticompetitive and through which Professor Fisher concludes defendants sought to monopolize the U.S. market. He has also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico as a result of practices that Professor Fisher has concluded were anticompetitive and excluded Information Resources from these markets. If Information Resources succeeds on its appeal before the Second Circuit Court of Appeals in its entirety, such that the final judgment, including the January 27, 2005 order, the July 12, 2000 order and the February 6, 2001 order, are reversed, Information Resources will likely seek an immediate trial of all claims that were dismissed by the January 27, 2005 order, as well as those claims that Information Resources and/or its subsidiaries were prevented from pursuing by the July 12, 2000 and the February 6, 2001 orders. In this event, Information Resources’

damage claim will increase by an amount not yet determined, but in excess of those damages calculated in the expert report of Professor Franklin Fisher initially filed on February 27, 2004, for the additional losses suffered in those European markets where Information Resources sold its services through subsidiaries.

3.     CLAIMS EXPENSES / ESCROW ACCOUNT

Claims expenses are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph. “Claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, generally (i) including any amounts paid to or on behalf of the rights agents (the persons responsible for directing the antitrust litigation for the benefit of Information Resources and the rights certificate holders) but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws. Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses. As of June 30, 2005, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of June 30, 2005, the escrow account balance was $3,194,810.

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

4.     COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses. Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents. As of June 30, 2005, the total amount of $60,000 was incurred as compensation payments to the CVR Rights Agents for the first half of 2005. Mr. Travis Rhodes, the current Independent Rights Agent, has not sought any compensation in connection with his services as the Independent Rights Agent.

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

The declaration of trust also governs the terms and conditions of the rights certificates. The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust. Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below. As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable. At June 30, 2005, 32,135,745 rights certificates had been issued and were outstanding as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED

Information Resources common stockholders	30,453,279

Information Resources stock option and restricted stockholders	1,682,466

Total rights certificates issued	32,135,745

At June 30, 2005, 3,608 rights certificates had not been issued relating to the fact that the trust had not yet received complete documentation from all stock or stock option holders and further relating to the fact that certain holders of shares of Information Resources stock had notified Information Resources that they intended to exercise their appraisal rights with respect to a total of 3,000 shares of Information Resources stock. The time period for exercising appraisal rights has since expired and both Information Resources and the transfer agent have contacted these holders to encourage them to surrender their certificates in exchange for merger consideration consisting of $3.30 net per share in cash, plus one rights certificate per share.

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

Expenses; Escrow Fund

FUNDING OF CLAIMS EXPENSES. Claims expenses (as defined below) are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph. (See Part I, Item 2 below — Summary Financial Information.) As used herein, the term “claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws. Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses. As of June 30, 2005, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

ESCROW FUND. Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of June 30, 2005, the escrow account balance was $3,194,810.

As of July 25, 2005, Information Resources has been reimbursed out of the escrow fund for certain claims expenses it has paid, and certain third party providers have been paid directly out of the escrow fund for other claims expenses, in the total amount of $6,915,245.  Information Resources has paid an additional amount of $26,139 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent. Information Resources has also received invoices for claims expenses in the amount of $88,302 that remain unpaid as of July 25, 2005. After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund, including all interest earned on the balance as of June 30, 2005, will be $3,080,367.

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

Effective February 1, 2005, Information Resources filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit appealing the final judgment entered against it on January 27, 2005, as well as the earlier rulings pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its

InfoScan services through its subsidiaries. On April 15, 2005, Information Resources, as appellant, filed its brief in the Second Circuit Court of Appeals.  Appellees filed their responsive brief on May 16, 2005.  Information Resources then filed its reply brief on June 7, 2005. All briefs filed in this case with the Second Circuit Court of Appeals are a matter of public record and should be available for viewing in the clerk’s office of the Second Circuit Court of Appeals.  Hagens Berman, Information Resources’ lead trial counsel in this case, has also posted Information Resources’ April 15, 2005 appellate brief, appellees’ May 16, 2005 responsive brief and Information Resources’ June 7, 2005 reply brief on its website at www.hbsslaw.com. All other materials filed with the Second Circuit Court of Appeals in this case, if publicly available, should be obtained directly from the clerk’s office of the Second Circuit Court of Appeals.

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

•      On April 15, 2005, Information Resources filed its brief in the Second Circuit Court of Appeals.

•      On May 16, 2005, appellees filed their responsive brief in the Second Circuit Court of Appeals.

•      On June 7, 2005, Information Resources filed its reply brief in the Second Circuit Court of Appeals.

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

The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources. The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources. The current Independent Rights Agent is Travis Rhodes, investment analyst at Abrams Capital LLC.  On July 26, 2005, Mr. Rhodes advised the other Rights Agents that he intends to resign his position as Independent Rights Agent effective as of August 15, 2005 in order to devote greater attention to his primary responsibilities at Abrams Capital. Mr. Rhodes’ decision to resign was not a result of any disagreement with the Trust, the Litigation Trustees or the other Rights Agents, nor was it the result of any matter relating to the antitrust litigation or the Trust’s operations, policies or procedures.  The other Rights Agents are in the process of identifying qualified candidates to replace Mr. Rhodes as Independent Rights Agent.

As of July 25, 2005, Mr. Durrett was the beneficial owner of 323,536 rights certificates, Ms. Weed was the beneficial holder of 47,736 rights certificates and Abrams Capital LLC was the beneficial owner of 3,023,700 rights certificates. None of IRI Holdings, Inc., Information Resources, Mr. Chisholm, Mr. Duffey or Mr. Rhodes was a beneficial owner of rights certificates as of July 25, 2005, although Mr. Rhodes maintains a personal investment in the Abrams Capital funds that own rights certificates.

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

COMPENSATION AND EXPENSES OF RIGHTS AGENTS. Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses (see “—Funding of Claims Expenses”). Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents. As of June 30, 2005, the total amount of $ 60,000 was incurred as compensation payments to the CVR Rights Agents for the first half of 2005. Mr. Rhodes has not sought any compensation in connection with his services as the Independent Rights Agent.

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

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the year ended December 31, 2004 and the period ended June 30, 2005, as well as the amounts available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account as of December 31, 2004	(6,110,914)
Interest Earned on Balance of Escrow Fund as of December 31, 2004	32,028
Litigation Escrow Account Fund Balance, December 31, 2004	3,966,662
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account from January 1, 2005 through June 30, 2005	(804,331)
Interest Earned on Balance of Escrow Fund from January 1, 2005 through June 30, 2005	32,479
Litigation Escrow Account Fund Balance, June 30, 2005	3,194,810
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of June 30, 2005	(6,095)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of June 30, 2005	(10,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc. for services rendered / expenses incurred as of June 30, 2005	(88,346)
Total Claims Expenses	(104,441)

Funds Available for Future Claims Expenses as of June 30, 2005	$3,090,369

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4.   Controls and Procedures.

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of June 30, 2005.  There have been no changes in the registrant’s internal controls during the quarter ended June 30, 2005, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to that date.

PART II — OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Registrant is not a party to any legal proceedings.  For a discussion of the litigation in which the Registrant has an interest, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Litigation.”

ITEM 6.   Exhibits.

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

Dated: August 1, 2005

INFORMATION RESOURCES, INC. CONTINGENT RIGHTS PAYMENT TRUST

By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 1, 2005.

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