Form 10-Q
period 2005-09-30
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2005-11-02
CIK 1260946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

At October 21, 2005, there were 32,138,746 rights certificates, no par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	September 30, 2005	December 31, 2004
(Unaudited)
ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,135,746 and 32,128,143 were issued and outstanding, respectively	—	—
Contributed Capital	516,087	313,689
Accumulated Deficit	(516,087)	(313,689)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
REVENUE	$—	$—	$—	$—

EXPENSES
Rights Agents fees	(30,000)	(30,000)	(90,000)	(90,000)
Legal fees	(23,744)	(12,673)	(87,839)	(92,050)
Audit fees	(6,625)	(12,000)	(19,875)	(27,000)
Other fees	1,131)	(1,111)	(4,684)	(9,125)

Total expenses	(61,500)	(55,784)	(202,398)	(218,175)

Net loss	$(61,500)	$(55,784)	$(202,398)	$(218,175)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(202,398)	$(218,175)

Net cash used by operating activities	(202,398)	(218,175)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from IRI Holdings, Inc.	202,398	218,175

Net cash provided by financing activities	202,398	218,175

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

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

Effective February 1, 2005, Information Resources filed a Notice of Appeal appealing to the United States Court of Appeals for the Second Circuit the final judgment entered against it on January 27, 2005, including the court’s January 27, 2005 order and its December 3, 2004 ruling, as well as its July 12, 2000 and February 6, 2001 orders pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its InfoScan services through its subsidiaries. On April 15, 2005, Information Resources, as appellant, filed its brief in the Second Circuit Court of Appeals.  Appellees filed their responsive brief on May 16, 2005. Information Resources then filed its reply brief on June 7, 2005.  The Second Circuit Court of Appeals heard oral argument on this appeal on October 18, 2005.  The parties are now waiting for the Second Circuit to render a decision.  All briefs filed in this case with the Second Circuit Court of Appeals are a matter of public record and should be available for viewing in the clerk’s office of the Second Circuit Court of Appeals.  Hagens Berman, Information Resources’ lead trial counsel in this case, has also posted Information Resources’ April 15, 2005 appellate brief, appellees’ May 16, 2005 responsive brief and Information Resources’ June 7, 2005 reply brief on its website at www.hbsslaw.com.  All other materials filed with the Second Circuit Court of Appeals in this case, if publicly available, should be obtained directly from the clerk’s office of the Second Circuit Court of Appeals.

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

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of September 30, 2005, the escrow account balance was $3,127,753.

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

4.              TRUST EXPENSES

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

The trust expenses for which Information Resources will be generally responsible include all expenses related to the purchase and maintenance of liability insurance to provide coverage to the rights agents for their actions under the contingent value rights agreement and to cover the trust’s indemnification obligations described in the Prospectus except for those expenses defined in the contingent value rights agreement as “Excess Insurance Expenses,” which Information Resources will be entitled to deduct from the amounts payable to the trust.  “Excess Insurance Expenses” are defined as the aggregate amount of expenses incurred pursuant to Information Resources’ obligation to obtain liability insurance for the benefit of the rights agents and to cover the trust’s indemnification obligations, or in order to obtain and maintain directors’ and officers’ insurance for IRI Holdings, Information Resources and their subsidiaries, but in each case only the aggregate amount in excess of the aggregate amount that would have been paid if the rights certificates were non-transferable contractual rights rather than publicly traded, registered securities.  These amounts are to be determined by decision of a majority of the rights agents or, if there are fewer than five rights agents, by unanimous approval of the rights agents, on an annual basis within 30 days of the end of each year.

Information Resources advised the trust that there were no separately identifiable excess insurance expenses for the policy year October 31, 2003 through October 31, 2004.  Information Resources obtained liability insurance coverage for the trust for the policy year October 31, 2004 through October 31, 2005 without the participation of the trust and was unable to determine the amount of excess insurance expenses for that policy year.  As a result, the rights agents and Information Resources have agreed that, to the extent excess insurance expenses exist for the October 31, 2004 through October 31, 2005 policy year, Information Resources will be solely responsible for them, without recourse to the trust.  For the policy year October 31, 2005 through October 31, 2006, Information Resources has obtained liability insurance for the trust for a total premium amount of $212,000.  As of the date hereof, the amount of excess insurance expenses has not yet been determined but will be determined on or before December 31, 2005.  However, Information Resources has informed the trust that, unlike in prior years, there will be a payment required for excess insurance expenses for the October 31, 2005 through October 31, 2006 policy year which is likely to be between $35,000 and $55,000.

Information Resources will not be responsible for the expenses of the trust relating to indebtedness for borrowed money and as discussed above will be reimbursed for “claims expenses.” Any expenses not imposed on Information Resources as described above will be general obligations of the trust, payable out of the trust’s assets (including out of any rights certificate payment amounts received pursuant to the contingent value rights agreement). Information Resources will be entitled to deduct from the amounts payable to the trust under the contingent value rights agreement certain expenses of the trust described in the contingent value rights agreement, including those expenses identified as excess insurance expenses.

5.              COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses. Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents. As of September 30, 2005, the total amount of $90,000 was incurred as compensation payments to the CVR Rights Agents for the first three quarters of 2005.

6.              PAYMENTS TO CERTIFICATEHOLDERS

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

The declaration of trust also governs the terms and conditions of the rights certificates. The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust. Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below. As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable. At September 30, 2005, 32,135,746 rights certificates had been issued and were outstanding as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED

Information Resources common stockholders	30,453,280

Information Resources stock option and restricted stockholders	1,682,466

Total rights certificates issued	32,135,746

At September 30, 2005, 3,628 rights certificates had not been issued because the trust had not yet received complete documentation from all stock or stock option holders.  This number includes 3,000 rights certificates which were issued after September 30, 2005 to certain holders of shares of Information Resources stock who had originally notified Information Resources that they intended to exercise their appraisal rights and then, after September 30, 2005, tendered their 3,000 shares of Information Resources stock in exchange for the merger consideration consisting of $3.30 net per share in cash, plus one rights certificate per share.

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

ESCROW FUND. Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of September 30, 2005, the escrow account balance was $3,127,753.

As of October 21, 2005, Information Resources has been reimbursed out of the escrow fund for certain claims expenses it has paid, and certain third party providers have been paid directly out of the escrow fund for other claims expenses, in the total amount of $7,002,716.  Information Resources has paid an additional amount of $64,638 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent. Information Resources has also received invoices for claims expenses in the amount of $11,194 that remain unpaid as of October 21, 2005. After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund, including all interest earned on the balance as of September 30, 2005, will be $3,051,920.

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

Effective February 1, 2005, Information Resources filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit appealing the final judgment entered against it on January 27, 2005, as well as the earlier rulings pursuant to which the court denied Information Resources and/or its subsidiaries the right to sue under the Sherman Act for damages suffered in those European markets where Information Resources sold its

InfoScan services through its subsidiaries. On April 15, 2005, Information Resources, as appellant, filed its brief in the Second Circuit Court of Appeals.  Appellees filed their responsive brief on May 16, 2005.  Information Resources then filed its reply brief on June 7, 2005.  The Second Circuit Court of Appeals heard oral argument on this appeal on October 18, 2005.  The parties are now waiting for the Second Circuit to render a decision.  (See “Risk Factors— There can be no assurance that Information Resources will prevail on all or any part of its appeal before the Second Circuit Court of Appeals or any subsequent appeals, if necessary.”)  All briefs filed in this case with the Second Circuit Court of Appeals are a matter of public record and should be available for viewing in the clerk’s office of the Second Circuit Court of Appeals.  Hagens Berman, Information Resources’ lead trial counsel in this case, has also posted Information Resources’ April 15, 2005 appellate brief, appellees’ May 16, 2005 responsive brief and Information Resources’ June 7, 2005 reply brief on its website at www.hbsslaw.com. All other materials filed with the Second Circuit Court of Appeals in this case, if publicly available, should be obtained directly from the clerk’s office of the Second Circuit Court of Appeals.

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

•      On April 15, 2005, Information Resources filed its brief in the Second Circuit Court of Appeals.

•      On May 16, 2005, appellees filed their responsive brief in the Second Circuit Court of Appeals.

•      On June 7, 2005, Information Resources filed its reply brief in the Second Circuit Court of Appeals.

•      On October 18, 2005, the Second Circuit Court of Appeals heard oral arguments on the appeal filed by Information Resources in this case.

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

The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources. The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources. The former Independent Rights Agent, Travis Rhodes, investment analyst at Abrams Capital LLC, resigned effective as of August 15, 2005 in order to devote greater attention to his primary responsibilities at Abrams Capital. Mr. Rhodes’ decision to resign was not a result of any disagreement with the Trust, the Litigation Trustees or the other Rights Agents, nor was it the result of any matter relating to the antitrust litigation or the Trust’s operations, policies or procedures.  The other Rights Agents are in the process of identifying qualified candidates to replace Mr. Rhodes as Independent Rights Agent.

As of October 21, 2005, Mr. Durrett was the beneficial owner of 323,536 rights certificates and Ms. Weed was the beneficial holder of 47,736 rights certificates. None of IRI Holdings, Inc., Information Resources, Mr. Chisholm or Mr. Duffey was a beneficial owner of rights certificates as of October 21, 2005.

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

COMPENSATION AND EXPENSES OF RIGHTS AGENTS. Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses (see “—Funding of Claims Expenses”). Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents. As of September 30, 2005, the total amount of $ 90,000 was incurred as compensation payments to the CVR Rights Agents for the first three quarters of 2005.

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

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the year ended December 31, 2004 and the period ended September 30, 2005, as well as the amounts available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account as of December 31, 2004	(6,110,914)
Interest Earned on Balance of Escrow Fund as of December 31, 2004	32,028
Litigation Escrow Account Fund Balance, December 31, 2004	3,966,662
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account from January 1, 2005 through September 30, 2005	(891,802)
Interest Earned on Balance of Escrow Fund from January 1, 2005 through September 30, 2005	52,893
Litigation Escrow Account Fund Balance, September 30, 2005	3,127,753
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of September 30, 2005	(23,593)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of September 30, 2005	(30,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc. for services rendered / expenses incurred as of September 30, 2005	(12,240)
Total Claims Expenses	(65,833)

Funds Available for Future Claims Expenses as of September 30, 2005	$3,061,920

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4.   Controls and Procedures.

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of September 30, 2005.  There have been no changes in the registrant’s internal controls during the quarter ended September 30, 2005, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to that date.

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

Dated: November 2, 2005

INFORMATION RESOURCES, INC. CONTINGENT RIGHTS PAYMENT TRUST

By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 2, 2005.

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