Form 10-K
period 2005-12-31
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2006-03-31
CIK 1260946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the rights certificates held by nonaffiliates of the registrant as of June 30, 2005 (based on the closing price of $0.60 as quoted by the OTC Bulletin Board as of such date) was $19,281,447.

At February 24, 2006, there were 32,138,891 rights certificates, no par value, outstanding. (1)

DOCUMENTS INCORPORATED BY REFERENCE:

•                  Registration Statement on Form S-4, as filed with the Securities and Exchange Commission (“SEC”) on October 30, 2003.

•                  Supplement to the Preliminary Prospectus, as filed with the SEC on October 21, 2003.

•                  Post-Effective Amendment No. 1 to Prospectus, as filed with the SEC on November 3, 2003.

(1)   In addition to the number of rights certificates issued and outstanding at February 24, 2006, there were also 94,243 rights certificates not yet issued as of February 24, 2006 to holders of record of Information Resources, Inc. stock who have not yet tendered their shares for merger consideration consisting of $3.30 per share plus one rights certificate per share. Any payments made with respect to rights certificates will also be made with respect to these unissued rights certificates.

PART I

ITEM 1. Business

The information required by this item is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.

ITEM 1A. Risk Factors

In light of the fact that the antitrust litigation in which the Registrant has an interest has been settled and the portion of the settlement proceeds due to the trust have been paid to the trust, the litigation trustees have determined that there are no significant risk factors currently existing. For a more detailed discussion of the litigation, the terms of settlement and the payments made to the trust, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1B. Unresolved Staff Comments.

None.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The rights certificates are listed on the OTC Bulletin Board under the symbol “IRICR.OB”.

The high and low closing sales prices for the rights certificates were as follows:

Quarters	High	Low

2003
4th quarter	$1.85	$1.54

2004
1st quarter	3.45	1.75
2nd quarter	3.35	2.80
3rd quarter	3.00	2.25
4th quarter	3.25	.88

2005
1st quarter	1.05	.73
2nd quarter	.83	.55
3rd quarter	.70	.48
4th quarter	.64	.27

The last sales price on February 24, 2006 was $0.64 per certificate. As of February 24, 2006, there were 235 record holders of the rights certificates, of which 96 represent holdings by institutional brokers on behalf of their clients. No dividends were declared or paid on the rights certificates in 2003, 2004 or 2005, nor does the trust have any intention of declaring dividends in the future. For a description of the rights certificates, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Rights Certificates and Rights Thereunder.

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

Effective as of February 16, 2006, the parties to the litigation entered into a settlement agreement pursuant to which they agreed to settle all disputes between them arising from the facts and circumstances that were alleged or asserted, or could have been alleged or asserted, in the litigation in consideration for a payment of $55 million by A.C. Nielsen Company to Information Resources. Payment was made to Information Resources’ counsel, as escrow agent, on February 16, 2006, to be held in an interest-bearing account for the benefit of Information Resources pending dismissal of the litigation by the Second Circuit Court of Appeals. On March 7, 2006, the Second Circuit Court of Appeals dismissed the litigation with prejudice. (For a complete description of the litigation and its settlement, see “The Litigation” below.)

Set forth below are descriptions of: (i) the trust; (ii) the rights certificates and the rights thereunder; (iii) the litigation and settlement thereof; (iv) management of the litigation; (v) payments made to the trust; (vi) expenses and escrow fund; (vii) material federal income tax consequences;  and (viii) a summary of financial information.

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

The declaration of trust also governs the terms and conditions of the rights certificates. The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust. Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below. As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable. At December 31, 2005, 32,138,761 rights certificates had been issued and were outstanding and 94,373 rights certificates had not yet been issued as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED
Information Resources common stockholders	30,456,295

Information Resources stock option and restricted stockholders	1,682,466

Total Rights Certificates Issued	32,138,761

Untendered Information Resources Shares (1)	94,373

Total Rights Certificates for Which Distribution Will be Made	32,233,134

(1)   At December 31, 2005, the records of the transfer agent for Information Resources indicate that 94,373 shares of Information Resources stock have not yet been properly tendered in accordance with the terms of the merger agreement. If and when such shares are properly and timely tendered in accordance with the terms of the merger agreement, the holders of record of those shares will be entitled to receive the merger consideration of $3.30 in cash plus one rights certificate per share tendered or, if the appropriate tender documentation is timely received after distribution of the litigation proceeds is made to the rights holders, then the holder of record of such shares will be entitled to receive the per rights certificate payment amount in lieu of a rights certificate for each share tendered. The trust will pay to Information Resources the appropriate amount per rights certificate for each Information Resources share still outstanding on the records of the transfer agent on the date of distribution to all rights certificate holders, to be held by Information Resources in a segregated account for payment in accordance with the terms of the merger agreement.

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

An amended contingent value rights agreement, dated as of October 31, 2003 (the “contingent value rights agreement”) governs the terms of management of the antitrust litigation and the obligations of IRI Holdings, Inc. to make cash payments to the trust in respect of proceeds received in the antitrust litigation. Pursuant to the terms of the contingent value rights agreement, the trust will be entitled to be paid by IRI Holdings, Inc. an amount equal to 68% of any proceeds received by Information Resources in respect of the antitrust litigation (whether by settlement, judgment or otherwise), to the extent such proceeds are equal to or less than $200 million, and 75% of any such proceeds in excess of $200 million, in each case subject to adjustments described for certain items, including for taxes that Information Resources will be required to pay on the recovery (assumed to be at a rate of 34%) and any contingency-based fees payable to outside counsel in connection with the antitrust litigation. The remaining 32% of any such proceeds, to the extent such proceeds are equal to or less than $200 million, and 25% of any such proceeds in excess of $200 million (again, in each case, subject to certain adjustments described in the Prospectus) will be retained and remain the property of Information Resources and its then-current owners. (See “Payments to be Made to the Trust” below.)

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

GENERAL. On July 27, 1996, Information Resources filed an antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Company and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et al. No. 96 CIV. 5716. In the lawsuit, Information Resources alleged that the defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, and the common law by engaging in a series of unlawful practices through which Information Resources claimed that defendants attempted to regain monopoly power in the U.S. market for retail tracking services and exclude competition from 30 markets outside the U.S., where Nielsen dominated. Through the antitrust litigation, Information Resources sought to enjoin those practices and to recover damages in excess of $650 million, before trebling. Information Resources demanded a trial by jury, and the case was assigned to the Honorable Louis L. Stanton. It was

Information Resources’ position that it continued to suffer damages to the present time as a result of the defendants’ allegedly unlawful practices, which it believed were aimed at undermining competition by financially crippling Information Resources.

DEFENDANTS’ PRACTICES. Information Resources asserted that, for over 60 years, Nielsen had dominated the markets for retail tracking services, both within and outside the U.S., through its manual, audit-based services. In 1986, Information Resources introduced its retail tracking service known as “InfoScan,” the world’s first national retail tracking service based on scanner data. Information Resources alleged that, due to the success of the InfoScan service, by 1992 Information Resources had gained a significant share of the U.S. market. At the same time, Information Resources began to undertake efforts to expand and export its services to new geographic markets in Western Europe and Canada, where, Information Resources asserted, Nielsen continued to exercise monopoly power.

Information Resources claimed that, faced with a threat to Nielsen’s foreign monopolies and the loss of market share in the U.S., defendants developed and implemented a plan to undermine Information Resources’ ability to compete both within the U.S. and abroad. To accomplish this objective, Information Resources alleged that the defendants in the antitrust litigation engaged in the following coordinated anticompetitive practices, among others:

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

U.S. LEGAL PROCEEDINGS. On July 27, 1996, Information Resources filed its complaint, which asserted the following claims: Sherman Act Section 1 Violation-Per Se Tying (Count I); Sherman Act Section 1 Violation-Unreasonable Restraints of Trade (Count II); Sherman Act Section 2 Violation-Monopolization of the Export Markets (Count III); Sherman Act Section 2 Violation-Attempt to Monopolize the Export Markets (Count IV); Sherman Act Section 2 Violation-Attempt to Monopolize the United States Market (Count V); Sherman Act Section 2 Violation-Monopoly Leveraging (Count VI); Tortious Interference with Contract (Count VII); Tortious Interference with Prospective Business Relationship (Count VIII).

On December 3, 2004, the U.S. District Court presiding over the litigation granted defendants’ motion in limine, holding that Information Resources was barred from arguing that Nielsen’s pricing practices or discounts, including its bundling practices, were illegal or anti-competitive unless it could prove that they involved prices below short-run average variable costs, calculated without the inclusion of Nielsen’s fixed operations costs. On January 27, 2005, the court issued a stipulated order dismissing all of Information Resources’ remaining claims with prejudice and on the merits for the purpose of allowing Information Resources to take an immediate appeal. At this time, the court also entered a final judgment against Information Resources. Information Resources stipulated to the court’s order and to a final judgment being entered against it because it could not meet the standard that the court set forth in its December 3, 2004 in limine order (as summarized in the first sentence of this paragraph above). While Information Resources believed that such standard was erroneous, it determined that it could not prove its remaining claims without the critical evidence of Nielsen’s bundled contracts that was excluded by the in limine ruling.

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

DAMAGES. In its original complaint, filed in 1996, Information Resources sought damages in excess of $350 million before trebling. On February 27, 2004, Information Resources filed the expert report of Professor Fisher. In that report, Professor Fisher opined that Information Resources had suffered damages of between $545.4 million and $615.5 million (prior to trebling) in the U.S. market, as a result of defendants’ practices that Professor Fisher had concluded were anticompetitive and through which Professor Fisher concluded defendants sought to monopolize the U.S. market. He also opined that Information Resources suffered damages of $21.0 million in Canada and $15.2 million in Mexico, as a result of practices that Professor Fisher had concluded were anticompetitive and excluded Information Resources from these markets.

COUNSEL TO INFORMATION RESOURCES. Information Resources was represented in the antitrust litigation by the following law firms: Freeborn & Peters LLP; Hagens Berman Sobol Shapiro LLP; and Fried, Frank, Harris, Schriver & Jacobson LLP.

Settlement of the Litigation

On February 16, 2006, Information Resources and the trust announced that Information Resources and the defendants in the litigation had entered into a settlement agreement, effective as of February 16, 2006, pursuant to which they agreed to settle all disputes between them arising from the facts and circumstances that were alleged or asserted, or could have been alleged or asserted, in the litigation in consideration for a payment of $55 million by A.C. Nielsen Company to Information Resources. Payment of $55 million was made to Information Resources’ counsel, Hagens Berman Sobol Shapiro LLP, as escrow agent, on February 16, 2006, to be held by Hagens Berman in an interest-bearing account for the benefit of Information Resources pending dismissal of the litigation by the Second Circuit Court of Appeals. The trust filed a copy of the settlement agreement with the SEC on Form 8-K on February 21, 2006.

On March 7, 2006, the Second Circuit Court of Appeals dismissed the litigation with prejudice. On March 20, 2006, Hagens Berman transferred the settlement amount of $55 million, plus $190,838 of interest accrued thereon, to IRI Holdings, Inc., to be held by IRI Holdings, Inc. in a segregated account pending final determination of the amounts owed to the trust. On March 22, 2006, IRI Holdings, Inc. transferred the amount of $19,875,965.29 to the trust and on March 23, 2006, Information Resources transferred the amount of $2,738,003 to the trust, which amounts, taken together, represent the initial installment of the “CVR Payment Amount” due to the trust in accordance with the terms of the contingent value rights agreement. (For more information regarding the CVR Payment Amount, see “Payments to be Made to the Trust” below.)

In considering the possibility of settling the litigation, the rights agents (as defined in “Management of the Litigation” below) asked each of its litigation teams at Hagens Berman and Freeborn & Peters to provide the rights agents with an independent assessment of the strengths and weaknesses of the litigation, both on appeal and at trial if Information Resources were to prevail at the Second Circuit. Chief among the factors considered by the rights agents in deciding to settle the litigation were the following risks raised by litigation counsel in their assessments:

•                  While both litigation teams continued to believe that Information Resources’ position on bundling was the correct position, they both believed that it was more likely than not that Information Resources would have lost on this issue before the Second Circuit Court of Appeals due to a number of factors, including the uncertainty and lack of settled law regarding bundling, a preliminary article recently published by a noted antitrust scholar recommending that the courts take a position on bundling that was adverse to Information Resources’ position on appeal and recent economic literature criticizing the case on which Information Resources most strongly relied as support for its bundling position;

•                  Even if Information Resources were to prevail at the Second Circuit on the bundling issue, both litigation teams felt there was a significant risk that the Supreme Court would rule against Information Resources if it accepted the case for appeal, particularly in light of the current make-up of the Supreme Court and the fact that Justice Alito, the newest addition to the Supreme Court, was the author of an appellate court decision in 2002 that was adverse to Information Resources’ bundling position in this case. Although Justice Alito’s position was overturned on en banc review by the Third Circuit Court of Appeals in 2003, Justice Alito recently expressed his opinion that his original view of that case was correct;

•                  If Information Resources were to prevail at the Second Circuit and Information Resources’ case were remanded to the district court for trial, Information Resources’ litigation teams were both concerned about the possibility of further adverse rulings at the district court level on several significant issues that could have materially impacted Information Resources’ case at trial; and

•                  If Information Resources were to prevail before both the Second Circuit and the Supreme Court, and ultimately prevailed at trial, both litigation teams advised that it was likely to be several years before Information Resources would have been able to collect on its judgment due to post-trial motions and appeals.

At the request of the rights agents, each litigation team also provided its independent view of a fair settlement value in light of the strengths and weaknesses it identified. To ensure an unbiased view, the rights agents did not share with the litigation teams any information about the settlement negotiations until after the litigation teams presented their assessments and settlement valuations to the rights agents. The ultimate offer unanimously accepted by the rights agents was within the settlement range recommended by each litigation team.

While the rights agents relied heavily on the opinions of their litigation counsel, they also considered the current market price of the rights certificates. On February 15, 2006, the day before settlement, the closing price was $0.69 per rights certificate. For the 90 trading day period prior to the date of settlement, the average closing price per rights certificate was $0.425. This compares to the currently expected rights certificate distribution of between $0.69 and $.70 per rights certificate. Once the final calculations are made, the actual payments made to rights certificate holders may vary from the range set forth above. The trust is expected to make a final determination of the amount due to the rights certificate holders and begin the final distribution process to the rights certificate holders on or before May 19, 2006.

Although the rights agents continue to believe in the merits of Information Resources’ case, in light of the circumstances facing the rights agents at the time of settlement and the high degree of uncertainty in the law on the issues then on appeal before the Second Circuit in the case, the rights agents unanimously concluded that the settlement offer made by the defendants was a fair result for the rights certificate holders.

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

The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources. The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources. The former Independent Rights Agent, Travis Rhodes, investment analyst at Abrams Capital LLC, resigned effective as of August 15, 2005 in order to devote greater attention to his primary responsibilities at Abrams Capital. Mr. Rhodes’ decision to resign was not a result of any disagreement with the Trust, the Litigation Trustees or the other Rights Agents, nor was it the result of any matter relating to the antitrust litigation or the Trust’s operations, policies or procedures. At the time of settlement of the litigation, the other Rights Agents were in the process of identifying qualified candidates to replace Mr. Rhodes as Independent Rights Agent. As a result of the settlement of the litigation, the Rights Agents have determined that there is no longer a need to appoint a replacement Independent Rights Agent.

As of February 24, 2006, Mr. Durrett was the beneficial owner of 323,536 rights certificates and Ms. Weed was the beneficial holder of 47,736 rights certificates. None of IRI Holdings, Inc., Information Resources, Mr. Chisholm or Mr. Duffey was a beneficial owner of rights certificates as of February 24, 2006.

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

COMPENSATION AND EXPENSES OF RIGHTS AGENTS. Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses (see “—Funding of Claims Expenses”). Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents. As of December 31, 2005, the total amount of $120,000 was incurred as compensation payments to the CVR Rights Agents for the twelve months of 2005.

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

Payments Made To the Trust

APPROVAL PROCESS FOR PAYMENTS MADE TO THE TRUST. In accordance with the terms of the contingent value rights agreement, the rights agents delivered to IRI Holdings, Inc. a certificate (a “litigation proceeds certificate”), dated as of March 17, 2006, setting forth, among other things:

• the amount of the cash proceeds received as a result of settlement, including interest accrued thereon;

• an itemized list of the claims expenses (as defined below) (a) incurred and invoiced as of March 15, 2006; and (b) expected to be incurred or invoiced from March 16, 2006 through the cancellation of the trust;

• an itemized list of expenses of the trust (a) incurred by Information Resources (directly or by reimbursement) and invoiced as of March 15, 2006 to permit the trust to comply with securities laws or the rules of the OTC Bulletin Board (as described below under “—Expenses of the Trust”) or in connection with the registration of the rights certificates under the Securities Act and (b) additional expenses of the trust expected to be incurred or invoiced from March 16, 2006 through the cancellation of the trust;

• the portion of the funds to be retained in escrow to pay for expected claims expenses and expenses of the trust to the extent the expenses of the trust exceed the amount withheld by Information Resources from litigation proceeds to pay these expenses; and

• the calculation of the amount to be paid to the trust with respect to the litigation proceeds received (the “rights certificate payment amount”).

The amounts set forth in the litigation proceeds certificate, absent mathematical error, are binding on IRI Holdings, Inc. and the trust. IRI Holdings, Inc. computed the rights certificate payment amount in a manner consistent with the litigation proceeds certificate and paid to the trust the amount of $19,875,965.29 as specified in the litigation proceeds certificate on March 22, 2006. IRI Holdings, Inc. withheld the amount of $280,992 from the rights certificate payment amount due to the trust to pay for certain future expected expenses of the trust. To the extent the actual expenses of the trust are less than the amount withheld by IRI Holdings, Inc. to pay these expenses, IRI Holdings, Inc. will transfer the excess, plus interest accrued thereon, to the trust prior to distribution to the rights certificate holders. On March 23, 2006, Information Resources transferred the amount of $2,738,003 to the trust from the escrow account established to pay claims expenses. Information Resources retained in the escrow account the amount of $200,000, plus interest earned on the escrow account from February 1, 2006, to pay for future expected claims expenses, as well as certain future expenses of the trust to the extent the expenses of the trust exceed the amount withheld by IRI Holdings from the rights certificate payment amount to pay for these expenses as set forth above. After all expenses have been paid in full, any balance remaining in the escrow account, plus interest accrued thereon, will be transferred to the trust immediately prior to distribution to the rights certificate holders. See “Payment

Calculation” below setting forth the exact calculation of this rights certificate payment amount.

PAYMENT CALCULATION. The rights certificate payment amount paid to the trust in two installments on March 22 and March 23, 2006 was calculated using the following methodology:

• First, by calculating the “base preliminary rights certificate payment amount,” which equals (x) the “base rights certificate percentage” (generally 68%, and adjusted as described below) times the amount of gross litigation proceeds (as defined below) actually received by Information Resources and its subsidiaries or their affiliates through the date of the litigation proceeds certificate applicable to such rights certificate payment date minus (y) the base rights certificate percentage times the assumed tax liability with respect the gross litigation proceeds actually received through the date of the litigation proceeds certificate applicable to that rights certificate payment date minus (z) (I) the base rights certificate percentage times (II) one minus the assumed tax rate times (III) the amount of contingency-based fees that are calculated on the gross litigation proceeds. However, the base preliminary rights certificate payment amount for the last rights certificate payment date will be increased by the amount by which the claims expenses (as defined below) are less than the $10 million (plus the interest earned on this amount) retained in the escrow fund.

•Second, by calculating the “rights certificate payment amount,” which, in this case, equals the base preliminary rights certificate payment amount; provided that the rights certificate payment amount will be adjusted as described in the next paragraph.

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

Using the foregoing methodology, the exact calculation of the rights certificate payment amount received by the trust in two installments on March 22 and March 23, 2006 is as follows:

Gross Litigation Proceeds		55,000,000
Interest through March 21, 2006		203,675

Contingent Attorneys Fees:
Hagens Berman Sobol Shapiro	(2,570,544)
Freeborn & Peters	(4,700,000)
Boies, Schiller & Flexner	(2,700,000)
	(9,970,544)	(9,970,544)

Litigation Proceeds		45,233,131
Applicable Percentage		68%
Preliminary Pre-Tax Amount		30,758,529
Assumed Tax Cost (34%)		(10,457,900)

Preliminary payment amount		20,300,629

Less, Public Company Expenses:
Incurred and Invoiced as of March 15, 2006	(362,439)
Expected to be Incurred or Invoiced from March 16, 2006 to Cancellation of Trust	(280,992)
	(643,431)
Less, Assumed Tax Benefit (34%)	218,767
Net	(424,664)	(424,664)

Add Escrow Balance:
Original Balance	10,000,000
Interest through January 31, 2006	172,573
Less, Claims Expenses:
Incurred and Invoiced through March 15, 2006	(7,234,570)
Claims Expenses Expected to be Incurred or Invoiced from March 16, 2006 to Cancellation of Trust	(200,000)
Balance to Transfer to Trust as of March 23, 2006	2,738,003	2,738,003
Payment to the Trust as of March 22 and 23, 2006		22,613,968

For purposes of the foregoing, the term “gross litigation proceeds” means the sum of (x) any and all cash proceeds recovered or received by Information Resources, its subsidiaries or their affiliates as a result of the litigation (including compensation, damages, penalties and other payments), plus (y) the fair market value of any and all non-cash proceeds recovered or received by Information Resources, its subsidiaries or their affiliates as a result of the litigation (including agreements, commitments, undertakings and other benefits and protections). The term “litigation proceeds” means gross litigation proceeds less any contingency-based fees. Any non-cash proceeds that provide Information Resources, its subsidiaries and their affiliates with no substantial benefits or protections other than those to which they are entitled under applicable law are deemed to have a fair market value of zero under the agreement. There were no non-cash proceeds received as part of the settlement of the litigation.

PAYMENT PROCEDURES TO HOLDERS OF RIGHTS CERTIFICATES. The trust expects to make a single payment to the holders of rights certificates as follows: Upon the receipt of all amounts to be paid to the rights certificate holders from IRI Holdings, Inc. and Information Resources pursuant to the contingent value rights agreement, the institutional trustee of the trust will transfer the aggregate rights certificate payment amount to the payment agent designated pursuant to the declaration of trust. No later than May 19, 2006,  the paying agent will send a form letter of transmittal to each rights certificate holder of record with instructions for completion and submission of payment documentation to the paying agent. Upon receipt by the paying agent of proper payment documentation from a rights certificate holder of record, the paying agent will promptly make the appropriate payment to the holder. For those holders of Information Resources stock who have not yet tendered their shares for the merger consideration, the trust will provide to Information Resources an amount equal to the per rights certificate payment amount for each such Information Resources share not yet tendered. Information Resources will retain this amount in a segregated account for payment in accordance with the terms of the merger agreement.

To the extent there is a residual amount remaining in the trust after payments are made as set forth above, and such residual amount is less than the expected costs to make a subsequent payment to the rights certificate holders, the rights agents and litigation trustees have agreed that such amount will be contributed to a national charitable organization selected by the rights agents.

Expenses; Escrow Fund

FUNDING OF CLAIMS EXPENSES. Claims expenses (as defined below) are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph. (See Part II, Item 6 – Selected Financial Data.) As used herein, the term “claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, (i) generally including any amounts paid to or on behalf of the rights agents but (ii) excluding

(A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws. Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses. As of December 31, 2005, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

ESCROW FUND. Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of December 31, 2005, the escrow account balance was $3,084,606.

As of February 24, 2006, Information Resources has been reimbursed out of the escrow fund for certain claims expenses it has paid, and certain third party providers have been paid directly out of the escrow fund for other claims expenses, in the total amount of $7,075,404. Information Resources has paid an additional amount of $60,753 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent. Information Resources has also received invoices for claims expenses in the amount of $59,658 that remain unpaid as of February 24, 2006. After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund, including all interest earned on the balance as of January 31, 2006, will be $2,967,530.

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

Under the partial contingency fee arrangement with Freeborn & Peters, Information Resources was obligated to pay all legal fees Information Resources incurred for services provided by Freeborn & Peters below a specific monthly cap, together with all expenses incurred by Freeborn & Peters in connection with the antitrust litigation. Additionally, Information Resources agreed that, if it settled the case after the trial commenced or obtained a verdict in its favor, it would pay Freeborn & Peters an amount equal to the greater of (i) 5% of the value of what Information Resources recovered from the defendants as a result of a judgment rendered against or a settlement with them, or (ii) the difference between the actual fees paid by Information Resources to Freeborn & Peters in connection with the litigation and the fees that Information Resources would have incurred had it continued paying Freeborn & Peters for services rendered for the period January 1, 2002 through the trial of the litigation at that firm’s standard rates. If the litigation were settled and dismissed before the beginning of a trial on its merits, Information Resources would instead pay Freeborn & Peters $2.5 million as a contingency fee. Separate from the contingency fee arrangement, Information Resources also agreed to reimburse Freeborn & Peters for all discounts received by Information Resources on legal fees incurred in connection with the litigation and related matters through (i) the period ending December 31, 2001 if Information Resources settled or obtained a verdict in its favor after the trial commenced, or (ii) the date of settlement if a settlement occurred before the trial commenced. On February 15, 2006, the rights agents and Freeborn & Peters agreed that Information Resources would pay Freeborn & Peters a total of $4.7 million in full satisfaction of its obligations under the partial contingency fee arrangement between the parties and its obligation to reimburse Freeborn & Peters for discounts received on legal fees incurred in connection with the litigation and related matters through the date of settlement. Information Resources paid Freeborn & Peters this amount in full on March 22, 2006.

Under the full contingency fee arrangement with Hagens Berman Sobol Shapiro LLP, Hagens Berman agreed to represent Information Resources through the trial in the litigation, as well as through any appeals or any retrial, in consideration for a contingency fee to be calculated as follows: If the litigation were settled before a jury was sworn in, Information Resources would pay Hagens Berman a contingency fee equal to the sum of 6% of the first $100 million of any recovery, 5% of the second $100 million of any recovery, 4% of the third $100 million of any recovery and 3% of the amount of any recovery in excess of $300 million. If Information Resources settled the case after a jury was sworn in or obtained a verdict in its favor, Information Resources would instead pay Hagens Berman a contingency fee equal to 8% of any recovery. As part of this contingency fee arrangement, Information Resources was responsible for paying all expenses incurred by Hagens Berman and Information Resources to prosecute the litigation in accordance with a mutually agreed upon budget. Any expenses incurred in excess of the budget would be advanced by Hagens Berman, to be reimbursed to it out of any balance in the escrow fund referred to above upon mutually agreed upon terms. Substantially all costs (excluding legal fees for counsel representing Information Resources in the litigation) paid directly or reimbursed by Information Resources or out of the escrow fund since the inception of the case would be deducted from any recovery before calculating Hagens Berman’s contingency fee. No contingency fee was to be paid to Hagens Berman on the award by a court of fees, costs or interest. The applicable costs to be deducted from the total settlement amount, as set forth above, to calculate Hagens Berman’s fee were $12,157,596. On March 20, 2006, Information Resources paid Hagens Berman a contingency fee of $2,570,544, calculated as 6% of

$42,842,404 ($55 million less $12,157,596 of costs).

Under the contingency fee arrangement with Boies, Schiller & Flexner LLP, Boies, Schiller & Flexner was paid $250,000 in June 2004 as satisfaction in full of any expenses incurred by it on behalf of Information Resources during its representation of Information Resources in the antitrust litigation. Further, as full and final satisfaction of any and all other amounts that Boies, Schiller & Flexner has claimed or may claim were due to it in consideration for its representation of Information Resources in the antitrust litigation, Boies, Schiller & Flexner was to be entitled to a contingency fee of $3 million out of any recovery received by Information Resources in the antitrust litigation. If the contingency fee was not paid to Boies, Schiller & Flexner on or before July 15, 2005, this amount was to begin to accrue interest, in an amount not to exceed $250,000, on July 16, 2005 at the rate of one-half of one percent per month. Boies, Schiller & Flexner has agreed to look solely to any recovery from the antitrust litigation for the payment of the $3 million contingency fee and any interest that may accrue thereon. On February 15, 2006, the rights agents and Boies, Schiller & Flexner agreed that Information Resources would pay Boies, Schiller & Flexner a total of $2.7 million in full satisfaction of its obligations under the contingency fee arrangement between the parties, including any obligation to pay interest accrued thereon. Information Resources paid Boies, Schiller & Flexner this amount in full on March 22, 2006.

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

Material Federal Income Tax Consequences

For Federal income tax purposes, the trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity. Accordingly, each holder of a rights certificate will be treated for Federal income tax purposes as the owner of a pro rata share of the trust’s assets and will be treated as receiving any amounts received by the trust when those amounts are received by the trust (and as making payments to third parties when the trust pays such amounts). The trust files Form 1041, U.S. Income Tax Return for Estates and Trusts. The holders of rights certificates are provided an information statement reporting their portion of the trust’s income/loss. As a result of the settlement that occurred in February 2006, each holder of a rights certificate will receive a pro rata share of the aggregate CVR Payment Amount. The trust intends to treat payments made to holders of rights certificates as deferred payments relating back to the November 2003 acquisition of Information Resources with the result that a portion of the amount distributed will constitute inputed interest as provided in Section 483 of the Internal Revenue Code. In addition to this inputed interest, the distribution will also include actual interest from the time of the settlement up to the date of distribution, as well as interest included in the balance of the escrow fund. In general, for U.S. federal income tax purposes, holders of rights certificates will recognize gain (or loss) to the extent that the pro rata amount received, net of interest, is more (or less) than the portion of the holder’s allocable basis in the rights certificates. It is expected that additional tax reporting information will be made available at the time of the distribution to the holders of rights certificates.

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the year ended December 31, 2005, as well as the amounts available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
Reimbursements to Information Resources or paid directly to third party providers out of the escrow account as of December 31, 2004	(6,110,914)
Interest Earned on Balance of Escrow Fund as of December 31, 2004	32,028
Litigation Escrow Account Fund Balance, December 31, 2004	3,966,662
Reimbursements to Information Resources or paid directly to third party providers out of the escrow account from January 1, 2005 through December 31, 2005	(958,894)
Interest Earned on Balance of Escrow Fund from January 1, 2005 through December 31, 2005	76,838
Litigation Escrow Account Fund Balance, December 31, 2005	3,084,606
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of December 31, 2005	(8,741)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of December 31, 2005	(15,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc. for services rendered / expenses incurred as of December 31, 2005	(64,344)
Total Claims Expenses	(88,085)

Funds Available for Future Claims Expenses as of December 31, 2005	$2,996,521

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Litigation Trustees

Information Resources, Inc. Litigation Contingent Payment Rights Trust

We have audited the accompanying balance sheets of Information Resources, Inc. Litigation Contingent Payment Rights Trust (“the Trust”) as of December 31, 2005 and 2004, and the related statements of operations, changes in certificateholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005 and for the period from inception through December 31, 2003. These financial statements are the responsibility of the Litigation Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Litigation Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Information Resources, Inc Litigation Contingent Payment Rights Trust at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and for the period from inception through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Information Resources, Inc. Litigation Contingent Payment Rights Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Litigation Trustees

Information Resources, Inc. Litigation Contingent Payment Rights Trust

We have audited the Litigation Trustees’ assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Information Resources, Inc. Litigation Contingent Payment Rights Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Litigation Trustees of Information Resources, Inc. Litigation Contingent Payment Rights Trust are responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Litigation Trustees’ assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating the Litigation Trustees’ assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Litigation Trustees’ assessment that Information Resources, Inc. Litigation Contingent Payment Rights Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Information Resources, Inc. Litigation Contingent Payment Rights Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 financial statements of Information Resources, Inc. Litigation Contingent Payment Rights Trust and our report dated March 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 28, 2006

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

TOTAL LIABILITIES	$—	$—
CERTIFICATEHOLDERS’ EQUITY
Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,138,761 and 32,128,143 were issued and outstanding, respectively	—	—
Contributed Capital	585,393	313,689
Accumulated Deficit	(585,393)	(313,689)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From Inception Through December 31, 2003
REVENUE	—	$—	$—

EXPENSES
Rights Agents fees	(120,000)	(120,000)	(10,000)
Legal fees	(111,622)	(132,883)	—
Audit fees	(26,500)	(39,000)	—
Other fees	(13,582)	(8,806)	(3,000)

Total expenses	(271,704)	(300,689)	(13,000)

Net loss	(271,704)	$(300,689)	$(13,000)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CHANGES IN CERTIFICATEHOLDERS’ EQUITY

For the years ended December 31, 2005 and 2004 and for the period from inception through December 31, 2003

	Certificates	Contributed Capital	Accumulated Deficit	Total Certificateholders’ Equity

Balance at Inception	$—	$—	$—	$—

Contributed Capital	—	13,000	—	13,000
Net loss for the period from inception through December 31, 2003	—	—	(13,000)	(13,000)

Balance at December 31, 2003	—	13,000	(13,000)	—

Contributed Capital	—	300,689	—	300,689
Net loss for the year ended December 31, 2004	—	—	(300,689)	(300,689)

Balance at December 31, 2004	—	313,689	(313,689)	—

Contributed Capital	—	271,704	—	271,704
Net loss for the year ended December 31, 2005	—	—	(271,704)	(271,704)

Balance at December 31, 2005	$—	$585,393	$(585,393)	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From Inception Through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(271,704)	$(300,689)	$(13,000)

Net cash used by operating activities	(271,704)	(300,689)	(13,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from Information Resources, Inc.	271,704	300,689	13,000

Net cash provided by financing activities	271,704	300,689	13,000

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

Income Taxes

For Federal income tax purposes, the trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity. Accordingly, each holder of a rights certificate will be treated for federal income tax purposes as the owner of a pro rata share of the trust’s assets and will be treated as receiving any amounts received by the trust when those amounts are received by the trust (and as making payments to third parties when the trust pays such amounts). It is expected that the trust will file Form 1041, U.S. Income Tax Return for Estates and Trusts, and provide the holders of rights certificates with an information statement reporting their portion of the trust’s income/loss.

2.              THE LITIGATION AND SETTLEMENT THEREOF

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

GENERAL. On July 27, 1996, Information Resources filed an antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Company and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et al. No. 96 CIV. 5716. In the lawsuit, Information Resources alleged that the defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, and the common law by engaging in a series of unlawful practices through which Information Resources claimed that defendants attempted to regain monopoly power in the U.S. market for retail tracking services and exclude competition from 30 markets outside the U.S., where Nielsen dominated. Through the antitrust litigation, Information Resources sought to enjoin those practices and to recover damages in excess of $650 million, before trebling. Information Resources demanded a trial by jury, and the case was assigned to the Honorable Louis L. Stanton. It was Information Resources’ position that it continued to suffer damages to the present as a result of the defendants’ allegedly unlawful practices which it believes were aimed at undermining competition by financially crippling Information Resources. Information Resources was represented by the law firms of Hagen Berman LLP, Freeborn & Peters LLP and Fried, Frank, Harris, Shriver & Jacobson LLP in the litigation.

SETTLEMENT OF THE LITIGATION. On February 16, 2006, Information Resources and the trust announced that Information Resources and the defendants in the litigation had entered into a settlement agreement, effective as of February 16, 2006, pursuant to which they agreed to settle all disputes between them arising from the facts and circumstances that were alleged or asserted, or could have been alleged or asserted, in the litigation in consideration for a payment of $55 million by A.C. Nielsen Company to Information Resources. Payment of $55 million was made to Information Resources’ counsel, Hagens Berman Sobol Shapiro LLP, as escrow agent, on February 16, 2006, to be held by Hagens Berman in an interest-bearing account for the benefit of Information Resources pending dismissal of the litigation by the Second Circuit Court of Appeals. On March 7, 2006, the Second Circuit Court of Appeals dismissed the litigation with prejudice.

On March 20, 2006, Hagens Berman transferred the settlement amount of $55 million, plus $190,838 of interest accrued thereon, to IRI Holdings, Inc., to be held by IRI Holdings, Inc. in a segregated account pending final determination of the amounts owed to the trust. On March 22, 2006, IRI Holdings, Inc. transferred the amount of $19,875,965.29 to the trust as the “CVR Payment Amount” due to the trust in accordance with the terms of the contingent value rights agreement. IRI Holdings, Inc. withheld from the CVR Payment Amount the amount of $280,992 to pay for certain future expected expenses of the trust. To the extent the actual expenses of the trust are less than the amount withheld by IRI Holdings, Inc. to pay these expenses, IRI Holdings, Inc. will transfer the excess, plus interest accrued thereon, to the trust prior to distribution to the rights certificate holders. On March 23, 2006, Information Resources transferred the amount of $2,738,003 to the trust from the escrow account established to pay claims expenses (see Note 3 below). Information Resources retained in the escrow account the amount of $200,000, plus interest earned on the escrow account from February 1, 2006, to pay for future expected claims expenses, as well as certain future expenses of the trust to the extent the expenses of the trust exceed the amount withheld by IRI Holdings from the CVR Payment Amount to pay for these expenses as set forth above. After all expenses have been paid in full, any balance remaining in the escrow account, plus interest accrued thereon, will be transferred to the trust immediately prior to distribution to the rights certificate holders.

3.              CLAIMS EXPENSES / ESCROW ACCOUNT

Claims expenses are generally incurred and paid by Information Resources and are then reimbursed to Information Resources out of the escrow account referred to in the next paragraph. “Claims expenses” means the sum of all direct expenses incurred after the date of the merger agreement by IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, and their affiliates to prosecute the antitrust litigation, generally (i) including any amounts paid to or on behalf of the rights agents (the persons responsible for directing the antitrust litigation for the benefit of Information Resources and the rights certificate holders) but (ii) excluding (A) contingency-based fees, (B) any payment of the independent accounting firm costs and expenses, (C) any fees, expenses or costs associated with the trust and (D) any fees, expenses or costs associated with registering the rights certificates under the Securities Act or any fees, expenses or costs associated with complying with the Securities Act, the Securities Exchange Act of 1934 and other securities laws. Claims expenses also include (a) certain amounts payable to IRI Holdings, Inc. in the event that the rights agents direct employees of IRI Holdings, Inc., Information Resources, Information Resources’ subsidiaries, or their affiliates to perform certain tasks in connection with the antitrust litigation and (b) specified costs incurred by IRI Holdings, Inc. in obtaining credit support for its obligation to fund claims expenses. As of December 31, 2005, no amounts were owed to IRI Holdings, Inc. for employee time referred to in subparagraph (a) above or for credit support costs referred to in subparagraph (b) above.

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of December 31, 2005, the escrow account balance was $3,084,606.

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

Information Resources advised the trust that there were no separately identifiable excess insurance expenses for the policy year October 31, 2003 through October 31, 2004. Information Resources obtained liability insurance coverage for the trust for the policy year October 31, 2004 through October 31, 2005 without the participation of the trust and was unable to determine the amount of excess insurance expenses for that policy year. As a result, the rights agents and Information Resources have agreed that, to the extent excess insurance expenses exist for the October 31, 2004 through October 31, 2005 policy year, Information Resources will be solely responsible for them, without recourse to the trust. For the policy year October 31, 2005 through October 31, 2006, Information Resources has obtained liability insurance for the trust for a total premium amount of $212,000, of which $42,400 is considered excess insurance expenses, as determined by the rights agents. As a result of the settlement of the litigation, the existence of the trust will be cancelled once all payments have been made in accordance with the trust agreement. The rights agents expect that the trust will be cancelled prior to the expiration of the policy year October 31, 2005 through October 31, 2006, at which time the trust’s liability insurance policy will be converted into a 6 year tail policy. Information Resources has received a quote of $445,795 for such tail policy, assuming no material changes in risk occur prior to the time the trust is cancelled. Of this total premium amount, $89,159 will be considered excess insurance expenses, as determined by the rights agents. Information Resources will also be entitled to a credit against the costs of the tail policy for any portion of the current term that remains at the time the tail policy goes into effect, thereby reducing the total premium amount, and the amount of excess insurance expenses, slightly.

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

5.              COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses. Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents. Total compensation costs for the CVR Rights Agents were $120,000, $120,000 and $10,000 for the year ended December 31, 2005, the year ended December 31, 2004 and the period from inception through December 31, 2003.

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

The trust expects to make a single payment to the holders of rights certificates as follows: Upon the receipt of all amounts to be paid to the rights certificate holders from IRI Holdings, Inc. and Information Resources pursuant to the contingent value rights agreement, the institutional trustee of the trust will transfer the aggregate rights certificate payment amount to the payment agent designated pursuant to the declaration of trust. No later than May 19, 2006 , the paying agent will send a form letter of transmittal to each rights certificate holder of record with instructions for completion and submission of payment documentation to the paying agent. Upon receipt by the paying agent of proper payment documentation from a rights certificate holder of record, the paying agent will promptly make the appropriate payment to the holder. For those holders of Information Resources stock who have not yet tendered their shares for the merger consideration, the trust will provide to Information Resources an amount equal to the per rights certificate payment amount for each such Information Resources share not yet tendered. Information Resources will retain this amount in a segregated account for payment in accordance with the terms of the merger agreement. To the extent there is a residual amount remaining in the trust after payments are made as set forth above, and such residual amount is less than the expected costs to make a subsequent payment to the rights certificate holders, the rights agents and litigation trustees have agreed that such amount will be contributed to a national charitable organization selected by the rights agents.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a)               Evaluation of Disclosure Controls and Procedures

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of December 31, 2005.

(b)              Management’s Report on Internal Control over Financial Reporting

The litigation trustees are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The litigation trustees conducted an evaluation of the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the litigation trustees concluded that the registrant’s internal control over financial reporting was effective as of December 31, 2005. The litigation trustees’ assessment of the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)               Changes in Internal Control over Financial Reporting

There have been no changes in the registrant’s internal controls, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to December 31, 2005. The litigation trustees are not aware of any significant or material weaknesses; therefore, no corrective actions have been taken.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2005, litigation trustees Joseph P. Durrett and Monica M. Weed beneficially own 323,536 and 47,736 rights certificates, respectively.

ITEM 13. Certain Relationships and Related Transactions

None.

ITEM 14. Principal Accounting Fees and Services

	2005	2004	2003
Audit Fees	$26,500	$24,000	$15,000

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

Dated: March 31, 2006

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT RIGHTS PAYMENT TRUST

	By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the Requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH P. DURRETT	Litigation Trustee	March 31, 2006
Joseph P. Durrett

/s/ MONICA M. WEED	Litigation Trustee	March 31, 2006
Monica M. Weed

INDEX TO EXHIBITS

10.1	Amended and Restated Declaration of Trust (1).
10.2	Contingent Value Rights Agreement (2).
10.3	Amendment No. 1 to Contingent Value Rights Agreement (3).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Joseph P. Durrett filed with this Form 10-K.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Monica M. Weed filed with this Form 10-K.
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