Form 10-Q
period 2006-03-31
INFORMATION RESOURCES LITIG CONTINGENT PYMT RIGHTS TRUST
filed 2006-05-08
CIK 1260946

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

At April 17, 2006, there were 32,138,891 rights certificates, no par value, outstanding. (1)

(1)   In addition to the number of rights certificates issued and outstanding at April 17, 2006, there were also 94,243 rights certificates not yet issued as of April 17, 2006 to holders of record of Information Resources, Inc. stock who have not yet tendered their shares for merger consideration consisting of $3.30 per share plus one rights certificate per share. Any payments made with respect to rights certificates will also be made with respect to these unissued rights certificates.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$22,613,968

TOTAL ASSETS	$22,613,968	$—

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY

Due to Certificateholders	$22,613,968	—

TOTAL LIABILITIES	$22,613,968	$—

CERTIFICATEHOLDERS’ EQUITY

Certificateholders’ Equity Certificates, no par value, 32,259,364 authorized, of which 32,138,891 and 32,138,761 were issued and outstanding, respectively	—	—
Contributed Capital	717,677	585,393
Accumulated Deficit	(717,677)	(585,393)
Total Certificateholders’ Equity	—	—

TOTAL LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY	$22,613,968	$—

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUE	$22,613,968	$—

EXPENSES
Rights Agents fees	(30,000)	(30,000)
Legal fees	(65,927)	(48,953)
Audit fees	(22,000)	(6,625)
Other fees	(14,357)	(1,572)

Total expenses	(132,284)	(87,150)

Net income (loss)	$22,481,684	$(87,150)

The accompanying notes to financial statements are
an integral part of these statements.

INFORMATION RESOURCES, INC.  LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$22,481,684	$(87,150)

Net cash provided by (used in) operating activities	22,481,684	(87,150)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from IRI Holdings, Inc.	132,284	87,150

Net cash provided by financing activities	132,284	87,150

Net change in cash and cash equivalents	22,613,968	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$22,613,968	$—

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

The trust has no business operations. The assets of the trust consist primarily of the right to receive a portion of any proceeds received by Information Resources in any judgment or settlement in the litigation (the “antitrust litigation” or “litigation”) brought by Information Resources against The Dun & Bradstreet Corp., The A.C. Nielsen Company (now owned by VNU, N.V.) and IMS International, Inc. in the United States District Court for the Southern District of New York, entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et. al. No. 96 CIV. 5716 (as described below under “The Litigation”).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and funds held in money market accounts or short term investments with a maturity of three months or less.

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

2.     THE LITIGATION AND SETTLEMENT THEREOF

The following description of the antitrust litigation has been obtained from publicly available documents filed with the Securities and Exchange Commission (SEC) by Information Resources, as updated from time to time in publicly available documents filed with the SEC by the trust. It does not purport to be a full or complete description of the legal or factual issues presented, the court opinions rendered or the relevant law.

GENERAL. On July 27, 1996, Information Resources filed an antitrust lawsuit against The Dun & Bradstreet Corp., A.C. Nielsen Company and IMS International, Inc. in the United States District Court for the Southern District of New York entitled Information Resources, Inc. v. The Dun & Bradstreet Corp., et al. No. 96 CIV. 5716. In the lawsuit, Information Resources alleged that the defendants violated Sections 1 and 2 of the Sherman Act, 15 U.S.C. Sections 1 and 2, and the common law by engaging in a series of unlawful practices through which Information Resources claimed that defendants attempted to regain monopoly power in the U.S. market for retail tracking services and exclude competition from 30 markets outside the U.S., where Nielsen dominated. Through the antitrust litigation, Information Resources sought to enjoin those practices and to recover damages in excess of $650 million, before trebling. Information Resources demanded a trial by jury, and the case was assigned to the Honorable Louis L. Stanton. It was Information Resources’ position that it continued to suffer damages to the present as a result of the defendants’ allegedly unlawful practices which it believes were aimed at undermining competition by financially crippling Information Resources. Information Resources was represented by the law firms of Hagens Berman Sobol Shapiro LLP, Freeborn & Peters LLP and Fried, Frank, Harris, Shriver & Jacobson LLP in the litigation.

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

On March 20, 2006, Hagens Berman transferred the settlement amount of $55 million, plus $190,838 of interest accrued thereon, to IRI Holdings, Inc., to be held by IRI Holdings, Inc. in a segregated account pending final determination of the amounts owed to the trust. On March 22, 2006, IRI Holdings, Inc. transferred the amount of $19,875,965 to the trust as the “CVR Payment Amount” due to the trust in accordance with the terms of the contingent value rights agreement. IRI Holdings, Inc. withheld from the CVR Payment Amount the amount of $280,992 to pay for certain future expected expenses of the trust. To the extent the actual expenses of the trust are less than the amount withheld by IRI Holdings, Inc. to pay these expenses, IRI Holdings, Inc. will transfer the excess, plus interest accrued thereon, to the trust prior to distribution to the rights certificate holders. On March 23, 2006, Information Resources transferred the amount of $2,738,003 to the trust from the escrow account established to pay claims expenses (see Note 3 below). Information Resources retained in the escrow account the amount of $200,000, plus interest earned on the escrow account from February 1, 2006, to pay for future expected claims expenses, as well as certain future expenses of the trust to the extent the expenses of the trust exceed the amount withheld by IRI Holdings from the CVR Payment Amount to pay for these expenses as set forth above.  After all expenses have been paid in full, any balance remaining in the escrow account, plus interest accrued thereon, will be transferred to the trust immediately prior to distribution to the rights certificate holders.

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

Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of March 31, 2006, the escrow account balance was $270,967.

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

The trust expenses for which Information Resources will generally be responsible include all expenses related to the purchase and maintenance of liability insurance to provide coverage to the rights agents for their actions under the contingent value rights agreement and to cover the trust’s indemnification obligations described in the Prospectus, except for those expenses defined in the contingent value rights agreement as “Excess Insurance Expenses,” which Information Resources will be entitled to deduct from the amounts payable to the trust. “Excess Insurance Expenses” are defined as the aggregate amount of expenses incurred pursuant to Information Resources’ obligation to obtain liability insurance for the benefit of the rights agents and to cover the trust’s indemnification obligations, or in order to obtain and maintain directors and officers insurance for IRI Holdings, Information Resources and their subsidiaries, but in each case only the aggregate amount in excess of the aggregate amount that would have been paid if the rights certificates were non-transferable contractual rights rather than publicly traded, registered securities. These amounts are to be determined by decision of a majority of the rights agents or, if there are fewer than five rights agents, by unanimous approval of the rights agents, on an annual basis within 30 days of the end of each year.

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

As discussed above, Information Resources will be reimbursed for “claims expenses.” Any expenses not imposed on Information Resources as described above will be general obligations of the trust, payable out of the trust’s assets (including out of any rights certificate payment amounts received pursuant to the contingent value rights agreement). Information Resources will be entitled to deduct from the amounts payable to the trust under the contingent value rights agreement certain expenses of the trust described in the contingent value rights agreement, including those expenses identified as excess insurance expenses.

5.     COMPENSATION AND EXPENSES OF RIGHTS AGENTS

Beginning December 2003, the rights agents appointed by the Board of Directors of Information Resources that was in place prior to the completion of the merger, referred to as the CVR Rights Agents, are each to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the independent rights agent appointed by the other rights agents, referred to as the Independent Rights Agent, may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses. Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The rights agents appointed by the current Board of Directors of Information Resources, referred to as the Parent Rights Agents, are not entitled to any compensation for their service as Parent Rights Agents. As of March 31, 2006, the total amount of $30,000 was incurred as compensation payments to the CVR Rights Agents for the first quarter of 2006.

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

The trust expects to make a single payment to the holders of rights certificates as follows: Upon the receipt of all amounts to be paid to the rights certificate holders from IRI Holdings, Inc. and Information Resources pursuant to the contingent value rights agreement, the institutional trustee of the trust will transfer the aggregate rights certificate payment amount to the payment agent designated pursuant to the declaration of trust. No later than May 19, 2006, the paying agent will send a form letter of transmittal to each rights certificateholder of record with instructions for completion and submission of payment documentation to the paying agent. The distribution date for payment to the rights certificateholders is currectly expected to be June 15, 2006. Beginning June 15, 2006, upon receipt by the paying agent of proper payment documentation from a rights certificateholder of record, the paying agent will promptly make the appropriate payment to the holder. For those holders of Information Resources stock who have not yet tendered their shares for the merger consideration, the trust will provide to Information Resources an amount equal to the per rights certificate payment amount for each such Information Resources share not yet tendered. Information Resources will retain this amount in a segregated account for payment in accordance with the terms of the merger agreement. To the extent there is a residual amount remaining in the trust after payments are made as set forth above, and such residual amount is less than the expected costs to make a subsequent payment to the rights certificate holders, the rights agents and litigation trustees have agreed that such amount will be contributed to a national charitable organization selected by the rights agents.

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

Effective as of February 16, 2006, the parties to the litigation entered into a settlement agreement pursuant to which they agreed to settle all disputes between them arising from the facts and circumstances that were alleged or asserted, or could have been alleged or asserted, in the litigation in consideration for a payment of $55 million by A.C. Nielsen Company to Information Resources. Payment was made to Information Resources’ counsel, as escrow agent, on February 16, 2006, to be held in an interest-bearing account for the benefit of Information Resources pending dismissal of the litigation by the Second Circuit Court of Appeals. On March 7, 2006, the Second Circuit Court of Appeals dismissed the litigation with prejudice. (For a complete description of the litigation and its settlement, see “The Litigation” and “Settlement of the Litigation” below.)

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

The declaration of trust also governs the terms and conditions of the rights certificates. The rights certificates represent assignable and transferable undivided beneficial interests in the assets of the trust. Each rights certificate entitles its holder to receive a pro rata portion of any amount received by the trust in respect of litigation proceeds under the terms of the contingent value rights agreement described below. As a result of the acquisition by Gingko Acquisition Corp. of all outstanding shares of Information Resources common stock, there were 32,259,364 rights certificates authorized and issuable. At March 31, 2006, 32,138,891 rights certificates had been issued and were outstanding and 94,243 rights certificates had not yet been issued as follows:

RECIPIENTS OF RIGHTS CERTIFICATES	NUMBER OF RIGHTS CERTIFICATES ISSUED
Information Resources common stockholders	30,456,425

Information Resources stock option and restricted stockholders	1,682,466

Total Rights Certificates issued	32,138,891

Untendered Information Resources shares (1)	94,243

Total Rights Certificates for Which Distribution Will be Made	32,233,134

(1)           At March 31, 2006, the records of the transfer agent for Information Resources indicate that 94,243 shares of Information Resources stock have not yet been properly tendered in accordance with the terms of the merger agreement. If and when such shares are properly and timely tendered in accordance with the terms of the merger agreement, the holders of record of those shares will be entitled to receive the merger consideration of $3.30 in cash plus one rights certificate per share tendered or, if the appropriate tender documentation is timely received after distribution of the litigation proceeds is made to the rights holders, the holder of record of such shares will be entitled to receive the per rights certificate payment amount in lieu of a rights certificate for each share tendered. The trust will pay to Information Resources the appropriate amount per rights certificate for each Information Resources share still outstanding on the records of the transfer agent on the date of distribution to all rights certificate holders, to be held by Information Resources in a segregated account for payment in accordance with the terms of the merger agreement.

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

An amended contingent value rights agreement, dated as of October 31, 2003 (the “contingent value rights agreement”) governs the terms of management of the antitrust litigation and the obligations of IRI Holdings, Inc. to make cash payments to the trust in respect of proceeds received in the antitrust litigation. Pursuant to the terms of the contingent value rights agreement, the trust will be entitled to be paid by IRI Holdings, Inc. an amount equal to 68% of any proceeds received by Information Resources in respect of the antitrust litigation (whether by settlement, judgment or otherwise), to the extent such proceeds are equal to or less than $200 million, and 75% of any such proceeds in excess of $200 million, in each case subject to adjustments described for certain items, including for taxes that Information Resources will be required to pay on the recovery (assumed to be at a rate of 34%) and any contingency-based fees payable to outside counsel in connection with the antitrust litigation. The remaining 32% of any such proceeds, to the extent such proceeds are equal to or less than $200 million, and 25%

of any such proceeds in excess of $200 million (again, in each case, subject to certain adjustments described in the Prospectus) will be retained and remain the property of Information Resources and its then-current owners.  (See “Payments Made to the Trust” below.)

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

On March 7, 2006, the Second Circuit Court of Appeals dismissed the litigation with prejudice. On March 20, 2006, Hagens Berman transferred the settlement amount of $55 million, plus $190,838 of interest accrued thereon, to IRI Holdings, Inc., to be held by IRI Holdings, Inc. in a segregated account pending final determination of the amounts owed to the trust. On March 22, 2006, IRI Holdings, Inc. transferred the amount of $19,875,965 to the trust and on March 23, 2006, Information Resources transferred the amount of $2,738,003 to the trust, which amounts, taken together, represent the initial installment of the “CVR Payment Amount” due to the trust in accordance with the terms of the contingent value rights agreement. (For more information regarding the CVR Payment Amount, see “Payments Made to the Trust” below.)

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

•      If Information Resources were to prevail at the Second Circuit and Information Resources’ case were remanded to the district court for trial, Information Resources’ litigation teams were both concerned about the possibility of further adverse rulings at the district court level on several significant issues that could have materially impacted Information Resources’ case at trial; and

•      If Information Resources were to prevail before both the Second Circuit and the Supreme Court, and ultimately were to prevail at trial, both litigation teams advised that it was likely to be several years before Information Resources would have been able to collect on its judgment due to post-trial motions and appeals.

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

The current CVR Rights Agents are Joseph P. Durrett, former Chief Executive Officer and Chairman of the Board of Directors of Information Resources, and Monica M. Weed, former General Counsel of Information Resources. The current Parent Rights Agents are William Chisholm, Executive Vice President and a member of the Board of Directors of IRI Holdings, Inc., and Michael Duffey, current Chief Financial Officer of Information Resources. The former Independent Rights Agent, Travis Rhodes, investment analyst at Abrams Capital LLC, resigned effective as of August 15, 2005 in order to devote greater attention to his primary responsibilities at Abrams Capital. Mr. Rhodes’ decision to resign was not a result of any disagreement with the trust, the Litigation Trustees or the other Rights Agents, nor was it the result of any matter relating to the antitrust litigation or the trust’s operations, policies or procedures. At the time of settlement of the litigation, the other Rights Agents were in the process of identifying qualified candidates to replace Mr. Rhodes as the Independent Rights Agent. As a result of the settlement of the litigation, the Rights Agents have determined that there is no longer a need to appoint a replacement Independent Rights Agent.

As of April 17, 2006, Mr. Durrett was the beneficial owner of 323,536 rights certificates and Ms. Weed was the beneficial holder of 47,736 rights certificates. None of IRI Holdings, Inc., Information Resources, Mr. Chisholm or Mr. Duffey was a beneficial owner of rights certificates as of April 17, 2006.

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

COMPENSATION AND EXPENSES OF RIGHTS AGENTS. Beginning December 2003, the CVR Rights Agents are to be paid at least $5,000 per month on the first day of each month until the last rights certificate payment date, and the Independent Rights Agent may be paid a fair and reasonable amount of compensation until the last payment date that is agreed to by a majority of the rights agents (other than the Independent Rights Agent). These payments are payable as claims expenses (see “—Funding of Claims Expenses”). Generally, all reasonable expenses and disbursements incurred by the rights agents in connection with the discharge of their duties will also be payable by Information Resources as claims expenses. The Parent Rights Agents are not entitled to any compensation for their service as Parent Rights Agents. As of March 31, 2006, the total amount of $30,000 was incurred as compensation payments to the CVR Rights Agents for the three months of 2006.

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

• the portion of the funds to be retained in escrow to pay for expected claims expenses and expenses of the trust to the extent the expenses of the trust exceed the amount withheld by Information Resources from litigation proceeds to pay these expenses; and

• the calculation of the initial amounts to be paid to the trust with respect to the litigation proceeds received (the “rights certificate payment amount”) and the escrow account balance.

The amounts set forth in the litigation proceeds certificate, absent mathematical error, are binding on IRI Holdings, Inc. and the trust. IRI Holdings, Inc. computed the rights certificate payment amount in a manner consistent with the litigation proceeds certificate and paid to the trust the amount of $19,875,965 as specified in the litigation proceeds certificate on March 22, 2006. IRI Holdings, Inc. withheld the amount of $280,992 from the rights certificate payment amount due to the trust to pay for certain future expected expenses of the trust. To the extent the actual expenses of the trust are less than the amount withheld by IRI Holdings, Inc. to pay these expenses, IRI Holdings, Inc. will transfer the excess, plus interest accrued thereon, to the trust prior to distribution to the rights certificate holders. On March 23, 2006, Information Resources transferred the amount of $2,738,003 to the trust from the escrow account established to pay claims expenses. Information Resources retained in the escrow account the amount of $200,000, plus interest earned on the escrow account from February 1, 2006, to pay for future expected claims expenses, as well as certain future expenses of the trust to the extent the expenses of the trust exceed the amount withheld by IRI Holdings from the rights certificate payment amount to pay for these expenses as set forth above.  After all expenses have been paid in full, any balance remaining in the escrow account, plus interest accrued thereon, will be transferred to the trust immediately prior to distribution to the rights certificate holders. See “Payment Calculation” below setting forth the exact calculation of this rights certificate payment amount.

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

• Second, by calculating the “rights certificate payment amount,” which, in this case, equals the base preliminary rights certificate payment amount; provided that the rights certificate payment amount will be adjusted as described in the next paragraph.

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

Using the foregoing methodology, the exact calculation of the rights certificate payment amount received by the trust in two installments on March 22 and March 23, 2006 is as follows:

Gross Litigation Proceeds		$55,000,000
Interest through March 21, 2006		203,675

Contingent Attorneys Fees:
Hagens Berman Sobol Shapiro	(2,570,544)
Freeborn & Peters	(4,700,000)
Boies, Schiller & Flexner	(2,700,000)
	(9,970,544)	(9,970,544)

Litigation Proceeds		45,233,131
Applicable Percentage		68%
Preliminary Pre-Tax Amount		30,758,529
Assumed Tax Cost (34%)		(10,457,900)

Preliminary Payment Amount		20,300,629

Less, Public Company Deductible Expenses:
Incurred and Invoiced as of March 15, 2006	(362,439)
Expected to be Incurred or Invoiced from March 16, 2006 to Cancellation of Trust	(280,992)
	(643,431)
Assumed Tax Benefit (34%)	218,767
Public Company Deductible Expenses, net of assumed tax benefit	(424,664)	(424,664)
Payment of Litigation Proceeds Made to Trust on March 22, 2006		19,875,965
Add Escrow Balance:
Original Balance	10,000,000
Interest through January 31, 2006	172,573
Less, Claims Expenses:
Incurred and Invoiced through March 15, 2006	(7,234,570)
Claims Expenses Expected to be Incurred or Invoiced from March 16, 2006 to Cancellation of Trust	(200,000)
Balance Transferred to Trust on March 23, 2006	2,738,003	2,738,003
Total Payments to Trust on March 22 and 23, 2006		$22,613,968

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

PAYMENT PROCEDURES TO HOLDERS OF RIGHTS CERTIFICATES. The trust expects to make a single payment to the holders of rights certificates as follows: Upon the receipt of all amounts to be paid to the rights certificate holders from IRI Holdings, Inc. and Information Resources pursuant to the contingent value rights agreement, the institutional trustee of the trust will transfer the aggregate rights certificate payment amount to the payment agent designated pursuant to the declaration of trust. No later than May 19, 2006,  the paying agent will send a form letter of transmittal to each rights certificate holder of record with instructions for completion and submission of payment documentation to the paying agent. The distribution date for payment to the rights certificateholders is currectly expected to be June 15, 2006. Beginning June 15, 2006, upon receipt by the paying agent of proper payment documentation from a rights certificate holder of record, the paying agent will promptly make the appropriate payment to the holder. For those holders of Information Resources stock who have not yet tendered their shares for the merger consideration, the trust will provide to Information Resources an amount equal to the per rights certificate payment amount for each such Information Resources share not yet tendered. Information Resources will retain this amount in a segregated account for payment in accordance with the terms of the merger agreement.

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

ESCROW FUND. Pursuant to the contingent value rights agreement, on December 12, 2003 IRI Holdings, Inc. placed the cash amount of $10 million, plus interest in the amount of $45,548, in an escrow account held by LaSalle Bank National Association as escrow agent, free of any liens or encumbrances of any kind (except as permitted in the contingent value rights agreement), to support the prosecution of the antitrust litigation and the payment of claims expenses. The escrow account is in the name of Information Resources but is restricted in use to funding claims expenses for the antitrust litigation. As of March 31, 2006, the escrow account balance was $270,967.

As of April 17, 2006, Information Resources has been reimbursed out of the escrow fund for certain claims expenses it has paid, and certain third party providers have been paid directly out of the escrow fund for other claims expenses, in the total amount of $7,172,594. Information Resources has paid an additional amount of $68,543 for claims expenses for which Information Resources will be entitled to reimbursement out of the escrow fund upon presentation of a claims notice to the escrow agent. Information Resources has also received invoices for claims expenses in the amount of $3,436 that remain unpaid as of April 17, 2006.  As part of the settlement, $2,738,003 was also distributed from the escrow fund to the trust.  After disbursement of the foregoing amounts out of the escrow fund, the balance remaining in the escrow fund, including all interest earned on the balance as of March 31, 2006, will be $198,988.

CONTINGENCY FEE ARRANGEMENTS. On September 17, 2002, Information Resources entered into a partial contingency fee arrangement with Freeborn & Peters LLP, one of the law firms representing it in the antitrust litigation. In May of 2004, Information Resources also entered into full contingency fee arrangements with Hagens Berman Sobol Shapiro LLP, the lead trial counsel in the antitrust litigation, and Boies, Schiller & Flexner LLP, the former lead trial counsel in the antitrust litigation.

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

Material Federal Income Tax Consequences

For Federal income tax purposes, the trust is treated as a “grantor trust” and is not intended to be an association taxable as a corporation, joint venture, partnership or other entity. Accordingly, each holder of a rights certificate will be treated for Federal income tax purposes as the owner of a pro rata share of the trust’s assets and will be treated as receiving any amounts received by the trust when those amounts are received by the trust (and as making payments to third parties when the trust pays such amounts). The trust files Form 1041, U.S. Income Tax Return for Estates and Trusts. The holders of rights certificates are provided an information statement reporting their portion of the trust’s income/loss. As a result of the settlement that occurred in February 2006, each holder of a rights certificate will receive a pro rata share of the aggregate CVR Payment Amount. The trust intends to treat payments made to holders of rights certificates as deferred payments relating back to the November 2003 acquisition of Information Resources with the result that a portion of the amount distributed will constitute imputed interest as provided in Section 483 of the Internal Revenue Code. In addition to this imputed interest, the distribution will also include actual interest from the time of the settlement up to the date of distribution, as well as interest included in the balance of the escrow fund. In general, for U.S. federal income tax purposes, holders of rights certificates will recognize gain (or loss) to the extent that the pro rata amount received, net of interest, is more (or less) than the portion of the holder’s allocable basis in the rights certificates. It is expected that additional tax reporting information will be made available at the time of the distribution to the holders of rights certificates.

Summary Financial Information

The following is a summary that details the antitrust litigation escrow account expense activity for the year ended December 31, 2005 and the period ended March 31, 2006, as well as the amounts available to cover incurred but unpaid antitrust litigation expenses:

Litigation Escrow Account Fund Balance, December 31, 2003	$10,045,548
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account as of December 31, 2005	(7,069,808)
Interest Earned on Balance of Escrow Fund as of December 31, 2005	108,866
Litigation Escrow Account Fund Balance, December 31, 2005	3,084,606
Reimbursements to Information Resources, Inc. or paid directly to third party providers out of the escrow account from January 1, 2006 through March 31, 2006	(102,784)
Distribution to CVR Trust as part of litigation settlement on March 23, 2006	(2,738,003)
Interest Earned on Balance of Escrow Fund from January 1, 2006 through March 31, 2006	27,147
Litigation Escrow Account Fund Balance, March 31, 2006	270,966
EXPENSES
Claims Expenses Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of March 31, 2006	(48,542)
Rights Agents Fees Reimbursable to Information Resources, Inc. for services rendered / expenses incurred as of March 31, 2006	(10,000)
Claims Expenses Incurred but Unpaid by Information Resources, Inc. for services rendered / expenses incurred as of March 31, 2006	(3,436)
Total Claims Expenses	(61,978)

Funds Available for Future Claims Expenses as of March 31, 2006	$208,988

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4.   Controls and Procedures.

The litigation trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of March 31, 2006.  There have been no changes in the registrant’s internal controls during the quarter ended March 31, 2006, including over financial reporting, or in other factors that could significantly affect internal controls subsequent to that date.

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

Dated: May 8, 2006

INFORMATION RESOURCES, INC. CONTINGENT RIGHTS PAYMENT TRUST

By:	/s/ JOSEPH P. DURRETT
Joseph P. Durrett
Litigation Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 8, 2006.

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